Form 10-Q
period 1996-06-30
CARDIOMETRICS INC
filed 1996-08-14
CIK 1000369

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from       to     .
                                                             -----   -----

                         COMMISSION FILE NUMBER: 0-26748



                               CARDIOMETRICS, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                            77-0095687
         (State of Incorporation)         (I.R.S. Employer Identification No.)


                645 CLYDE AVENUE, MOUNTAIN VIEW, CALIFORNIA 94043
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (415) 961-6993

Indicate by check whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      YES  X     NO
                                                          ---      ---

As of July 31, 1996, there were 6,876,978 shares of the issuer's Common Stock, $0.01 par value, outstanding.

                               CARDIOMETRICS, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements and Notes

Balance Sheets as of June 30, 1996 and December  31, 1995 .............................................      3

Statements of Operations for the three months and the six months ended
June 30, 1996 and 1995 ................................................................................      4

Statements of Cash Flows for the six months
ended June 30, 1996 and 1995 ..........................................................................      5

Notes to Financial Statements .........................................................................      6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ........      8


PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders ...........................................     10

Item 6. Exhibits and Reports on Form 8-K ..............................................................     10



SIGNATURE .............................................................................................     11

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements and Notes

                               CARDIOMETRICS, INC.

                                 BALANCE SHEETS

                                 (In thousands)

                                                                          June 30, 1996     December 31, 1995
                                                                          (Unaudited)          (Note 1)
ASSETS
Current assets:
  Cash, cash equivalents & short term investments                              $ 19,127          $ 20,725
  Accounts receivable, net                                                        1,640             1,771
  Accounts receivable, related party                                              1,648             1,342
  Inventories                                                                     2,155             1,758
  Other current assets                                                              392               225
                                                                               --------          --------
     Total current assets                                                        24,962            25,821
Property and equipment, net                                                         880               878
Other assets                                                                         31                31
                                                                               --------          --------
Total assets                                                                   $ 25,873          $ 26,730
                                                                                ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $    882          $    921
  Accrued employee compensation                                                     438               470
  Accrued clinical trial expenses                                                   266               282
  Deferred revenue and other current liabilities                                    101               140
                                                                               --------          --------
    Total current liabilities                                                     1,687             1,813
Notes payable, less current portion                                                 145               223
Stockholders' equity:
  Preferred stock $0.01 par value;
    5,000 shares authorized, none
    issued and outstanding                                                           --                --
  Common stock, $0.01 par value; 15,000 shares authorized, 6,869 and 6,689 shares issued and outstanding as of June 30, 1996 and December 31, 1995,
    respectively                                                                     69                67
    Additional paid-in capital                                                   57,248            57,241
Deferred compensation                                                              (655)             (761)
Accumulated deficit                                                             (32,621)          (31,853)
                                                                               --------          --------
    Total stockholders' equity                                                   24,041            24,694
                                                                               --------          --------
                                                                               $ 25,873          $ 26,730
Total liabilities and stockholders' equity                                     ========          ========






                             See accompanying notes.

                               CARDIOMETRICS, INC.

                            STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                                Three Months Ended                     Six Months Ended
                                                     June 30,                              June 30,

                                              1996             1995                  1996               1995
                                         ---------------   --------------      -----------------    -------------
                                                     (Unaudited)                (Unaudited)            Audited
Sales                                          $ 3,537       $ 2,587               $ 6,703               $ 4,825
Costs and expenses:
  Cost of sales                                  1,334         1,027                 2,666                 2,045
  Research and development                         711           550                 1,420                 1,162
  Selling, general and administration            2,097         1,485                 3,889                 2,846
                                               -------       -------               -------               -------
    Total costs and expenses                     4,142         3,062                 7,975                 6,053
Loss from operations                              (605)         (475)               (1,272)               (1,228)
Interest and other income                          262            34                   533                    77
Interest expenses                                  (13)          (30)                  (29)                  (64)
                                               -------       -------               -------               -------

     Net loss                                  $  (356)      $  (471)              $  (768)              $(1,215)
                                               =======       =======               =======               =======
Net loss per share                             $ (0.05)      $ (0.11)(1)           $ (0.11)              $ (0.27)(1)
                                               =======       =======               =======               =======
Shares used in computing  net loss per share     6,819         4,435 (1)             6,718                 4,427(1)
                                               =======       =======               =======               =======



(1) See Note 2 for methodology used to compute pro forma net loss per share, as shown above.



                             See accompanying notes.

                               CARDIOMETRICS, INC.

                             STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                                  Six months
                                                                                 ended June 30,
                                                                          ---------------------------
                                                                              1996            1995
                                                                          ------------    -----------
                                                                          (Unaudited)        (Note 1)
Cash flows from operating activities:
Net loss                                                                      $   (768)   $ (1,215)

Adjustments to reconcile net loss to net cash used in operating activities:

        Depreciation and amortization                                             208         212
        Amortization of deferred compensation                                     106          --
        Changes in assets and liabilities:
        Accounts receivable                                                       131        (340)
        Accounts receivable, related parties                                     (306)        111
        Inventories                                                              (397)          3
        Other assets                                                             (167)        (12)
        Accounts payable                                                          (15)         99
        Accrued employee compensation                                             (32)        (71)
        Accrued clinical trial expenses                                           (16)       (230)
        Deferred revenue and other current liabilities                            (39)         (8)
                                                                              --------    --------
Net cash used in operating activities                                          (1,295)     (1,451)
Cash flows from investing activities:
Purchases of available-for-sale securities                                     (20,857)     (4,431)
Proceeds from sales of available-for-sale securities                            10,821       3,463
Purchase of equipment and leasehold improvements                                  (209)        (96)
                                                                              --------    --------
Net cash used in investing activities                                         $(10,245)   $ (1,064)
Cash flows from financing activities:

Proceeds from sale of common stock, net of stock repurchases                         9           7
Proceeds from sale of preferred stock                                               --       2,500
Principal payments on notes payable                                               (103)       (206)
Principal payments on capital leases                                                --          (2)
                                                                              --------    --------
Net cash (used in), provided by financing activities                          $    (94)   $  2,299
                                                                              --------    --------
Net decrease in cash and cash equivalents                                      (11,634)       (216)
Cash and cash equivalents at beginning of period                                11,898       1,322
                                                                              ========    ========
Cash and cash equivalents at end of period                                    $    264    $  1,106
                                                                              ========    ========
Supplemental disclosure of cash flow information
Cash paid for interest                                                        $     29    $     64
                                                                              ========    ========


                             See accompanying notes.

                               CARDIOMETRICS, INC.


                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

1.       Basis of Presentation

              The accompanying unaudited financial statements for the three-month periods ended June 30, 1996 and June 30, 1995 and the six-month period ended June 30, 1996, along with the accompanying audited financial statements for the six-month period ended June 30, 1995 include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the operating results and cash flows for those periods.

              Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures included are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's 1995 Annual Report on Form 10-K.

              Results for the interim periods ended June 30, 1996 are not necessarily indicative of the results expected for future interim periods or for the entire year ending December 31, 1996.


2.       Net Loss Per Share

              Except as noted below, historical net loss per share for the three-month and six-month periods ended June 30, 1996 and 1995 is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices substantially below the public offering price during the 12-month period prior to the initial public offering have been included in the calculation as if they were outstanding for all periods through November 3, 1995 (using the treasury stock method). The historical net loss per share for the three-month and six-month periods ended June 30, 1995 is calculated below.

                               Three Months Ended                Six Months
                               June 30, 1995                     Ended June 30, 1995
                               ------------------                -------------------
         Net loss per share         $  (1.54)                     $  (4.03)
                                    ========                      ========

         Shares used in computing
          net loss per share         306,000                       301,000
                                    ========                      ========



              Pro forma net loss per share, as presented in the statement of operations for the three-month and six-month periods ended June 30, 1995, has been computed as described above and also gives effect to the conversion of convertible preferred shares, not included above, from the original date of issuance (using the as-if-converted method).

3.       Balance Sheet Information

(In thousands)                                    June 30, 1996    December 31, 1995
                                                  -------------    -----------------


Cash, cash equivalents and short term investments:
          Cash and cash equivalents                     $   264             $11, 898
          Short term investments                         18,863                8,827
                                                        -------             --------
                                                        $19,127             $ 20,725
                                                        =======             ========
Accounts receivable:
          Accounts receivable                           $ 1,755             $  1,877
          Allowance for doubtful accounts                  (115)                (106)
                                                        -------             --------
                                                        $ 1,640             $  1,771
                                                        =======             ========

Inventories:
         Raw materials                                  $   723             $    417
         Work-in-process                                    425                  400
          Finished goods                                  1,007                  941
                                                        -------             --------
                                                        $ 2,155             $  1,758
                                                        =======             ========

                               CARDIOMETRICS, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The discussion in this Form 10Q contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, clinical and payor acceptance of the Company's products, the impact of competitive products and other risks detailed from time to time in the Company's SEC reports, including the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on November 1, 1995 (Reg. No. 33-96690).

GENERAL

     Cardiometrics, Inc. develops, manufactures and markets intravascular medical devices to measure blood flow impairment caused by coronary artery disease. The Company's principal products, the FloWire(R) Doppler guide wire and FloMap(R) ultrasound instrument, represent a significant advance in functional testing of blood flow impairment, enabling cardiologists to evaluate the appropriateness of angioplasty interventions and assess post-procedural results directly in the cardiac catheterization laboratory. The Company has also developed the SmartWire(R) Doppler guide wire and SmartMap(R) ultrasound instrument, which assess blood flow abnormalities in the cerebrovasculature for the interventional neuroradiology market. Additionally, based on its patented FloWire and SmartWire technology, the Company has developed a primary angioplasty guide wire under the AccuTrac(TM) name.

     The Company has not been profitable since inception and, as of June 30, 1996, had an accumulated deficit of $32.6 million, $22.8 million of which has been incurred since the Company restructured its operations under new management in 1990 to focus on the development and commercialization of the FloWire/FloMap system. Further growth in the sales volume of the Company's products and the resulting gross profit will be needed to offset future investments in research and development, clinical outcome studies and selling, general and administrative expenses.

RESULTS OF  OPERATIONS

     The following table summarizes results of operations of the Company as a percentage of sales for the periods indicated.

                                          Three months                   Six months
                                          ended June  30,                ended June 30,
                                   --------------------------       -------------------------
                                       1996            1995            1996           1995
                                   ------------    ----------       ---------     -----------
Percentage of sales:
Sales                                    100%             100%             100%             100%
Cost of sales                             38               40               40               42
                                        ----             ----             ----             ----

Gross margin                              62               60               60               58

Operating expenses:
  Research and development                20               21               21               24

  Selling, general and administrative     59               58               58               59

                                        ----             ----             ----             ----

Total operating expenses                  79               79               79               83

Interest income, net                       7               --                8               --

                                        ----             ----             ----             ----
Net loss                                 (10)%            (18)%            (11)%            (25)%

                                        ====             ====             ====             ====



     Sales. Sales increased 37% during the three months ended June 30, 1996 over the three months ended June 30, 1995 to $3,537,000 from $2,587,000. Sales increased 39% during the six months ended June 30, 1996 compared to the same six month period of 1995 to $6,703,000 from $4,825,000. Sales for both the three month and six month periods ended June 30, 1996 increased over the corresponding periods of 1995 primarily as a result of an increase in sales volume of FloWire units, mainly concentrated in the Japanese market, and to a lesser extent, an increase in the average realized selling price of the FloWire units.


     Cost of sales. Cost of sales increased 30% during the three months ended June 30, 1996 compared to the three months ended June 30, 1995 to $1,334,000 from $1,027,000. Cost of sales also increased 30% for the six months ended June 30, 1996 compared to the same six month period of 1995 to $2,666,000 from $2,045,000. As a percentage of sales, cost of sales decreased to 38% for the three months ended June 30, 1996 compared to 40% in the same three month period of 1995 and to 40% for the six month period ended June 30, 1996 compared to 42% for the six month period ended June 30, 1995. The decrease for the second quarter of 1996 was primarily the result of a greater portion of FloWire sales as a percentage of total sales, while the decrease for the six month period ended June 30, 1996 compared to the same period of 1995 was primarily due to lower per unit FloWire manufacturing costs. These cost reductions were achieved through lower manufacturing overhead cost per unit due to increased volumes and manufacturing efficiencies.


     Research and development. Research and development expenses increased 29% during the three months ended June 30, 1996 over the three month period ended June 30, 1995 to $711,000 from $550,000. Research and development expenses increased 22% during the six month period ended June 30, 1996 over the similar period of 1995 to $1,420,000 from $1,162,000. As a percentage of sales, research and development expenses decreased to 20% in the second quarter of 1996 from 21% in the same quarter of 1995. For the six months ended June 30, 1996, research and development expenses as a percentage of sales decreased to 21% as compared to 24% during the similar six month period of 1995. The dollar increases for both the three month and six month periods ended June 30, 1996 over the similar periods of 1995 were primarily due to spending on clinical studies, which the Company includes in research and development expenses. The expenditures on clinical studies included both on-going studies and studies initiated during the first six months of 1996. The Company plans to continue its expenditures in research and development, including additional clinical studies.


     Selling, general and administrative. Selling, general and administrative expenses increased 41% during the three months ended June 30, 1996 over the three months ended June 30 ,1995 to $2,097,000 from $1,485,000. Selling, general and administrative expenses increased 37% during the six month period ended June 30, 1996 over the similar period of 1995 to $3,889,000 from $2,846,000. Selling, general and administrative expenses as a percentage of sales increased during the second quarter of 1996 to 59% as compared to 57% during the second quarter of 1995. Selling, general and administrative expenses as a percentage of sales decreased during the six month period ended June 30, 1996 to 58% as compared to 59% during the similar period of 1995. The dollar increases in selling, general and administrative are primarily contributable to expenses associated with increased sales volumes, additional sales and marketing programs and external corporate reporting.



LIQUIDITY AND CAPITAL RESOURCES


         At June 30, 1996, the Company had working capital of $23,275,000 and its principal sources of liquidity consisted of $19,127,000 in cash, cash equivalents and short term investments.

         For the six months ended June 30, 1996, the Company's cash used in operations was $1,295,000. Inventories increased to $2,155,000 at June 30, 1996 compared to $1,758,000 at December 31, 1995 primarily due to an increase in raw materials. Accounts receivable increased to $3,288,000 at June 30, 1996 from $3,113,000 at December 31, 1995 mainly due to increased sales to international distributors. The Company expects to incur substantial additional costs, including costs related to sales and marketing, research and development, including additional clinical outcome studies, the purchase of capital equipment and costs associated with the expansion of the Company's manufacturing capacity. The Company believes it has sufficient funds for the Company's anticipated funding requirements through at least 1997. However, there can be no assurance that the Company will not require additional financing, or that if required, such financing will be available on terms acceptable to the Company.

                               CARDIOMETRICS, INC.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders


         The Annual Meeting of Stockholders of Cardiometrics, Inc. was held on May 16, 1996, for the purpose of electing directors of the Company, approving amendments to the Company's 1995 Stock Incentive Plan and ratifying the selection of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 1996. The number of shares of the Company's Common Stock which was represented in person or by proxy and constituted a quorum at the Annual Meeting of Stockholders was 3,677,530. All nominees for directors were elected and all proposals were approved. The voting on each matter is set forth below:


Election of Directors:

              Nominee                               For                               Against                          Withheld
              -------                               ---                               -------                          --------
Menahem Nassi, Ph.D.                             3,673,436                               0                               4,094

Neal Dempsey                                     3,674,030                               0                               3,500

Brian D. Jacobs                                  3,674,030                               0                               3,500

Jeffrey M. Folick                                3,674,030                               0                               3,500

Proposal to amend the Company's 1995 Stock Incentive Plan:

               For                               Against                             Abstain
                ---                               -------                             -------
             3,393,230                            283,248                              1,052

Proposal to ratify the selection of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 1996:

                For                               Against                             Abstain
                ---                               -------                             -------
             3,677,426                              100                                  4


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-K


                  Exhibit                                     Description
                  Number

                  10.25* Addendum dated April 22, 1996 to the Exclusive
                         Distribution Agreement by and between Registrant and Cordis Europa N.V., executed September 10, 1995 and effective as of April 1, 1995

                  11.1   Statement of computation of net loss per share

                  27.1   Finanical Data Schedule

         (b)      Reports on Form 8-K

                  None.

*  Confidential treatment requested as to certain portions of this exhibit

                               CARDIOMETRICS, INC.



                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CARDIOMETRICS, INC.


Date:    August 14, 1996


                              /s/ Robert Y. Newell, IV
                              --------------------------------------------------
                              Robert Y. Newell, IV
                              Vice President, Finance & Administration,
                              Chief Financial Officer and Secretary
                              (Principal Financial Officer and Duly
                              Authorized Officer)

                               CARDIOMETRICS, INC.


                                  EXHIBIT INDEX


                                                                    Sequentially
Exhibit                                                             Numbered
Number                  Description                                 Page
- --------------------------------------------------------------------------------

10.25*        Addendum dated April 22, 1996 to the Exclusive
              Distribution Agreement by and between Registrant and Cordis Europa N.V., executed September 10,
              1995 and effective as of April 1, 1995

11.1          Statement of computation of net loss per share

27.1          Finanical Data Schedule

*  Confidential treatment requested as to certain portions of this exhibit