Form 10-Q
period 1996-09-30
CARDIOMETRICS INC
filed 1996-11-14
CIK 1000369

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

         [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______________ to _______________.


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

                                   YES  X   NO
                                      -----    -----

As of October 31, 1996, there were 6,912,375 shares of the issuer's Common Stock, $0.01 par value, outstanding.

                               CARDIOMETRICS, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements and Notes

Balance Sheets as of September 30, 1996 and December  31, 1995 . . . . . . . . . . . .. . . . . . . . .       3

Statements of Operations for the three months and the nine months ended
September 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4

Statements of Cash Flows for the nine months
ended September 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5

Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations. . . . .       8



PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements and Notes

                               CARDIOMETRICS, INC.

                                 BALANCE SHEETS

                                 (In thousands)

                                                              September 30, 1996 December 31, 1995
                                                              ------------------ -----------------
                                                                  (Unaudited)         (Note 1)
ASSETS
Current assets:
  Cash, cash equivalents and short term investments                $ 18,451           $ 20,725
  Accounts receivable, net of allowance for doubtful
     accounts                                                         1,776              1,771
  Accounts receivable, related party                                  1,247              1,342
  Inventories                                                         2,471              1,758
  Other current assets                                                  472                225
                                                                   --------           --------
   Total current assets                                              24,417             25,821

Property and equipment, net                                             910                878
Other assets                                                              1                 31
                                                                   --------           --------

Total assets                                                       $ 25,328           $ 26,730
                                                                   ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $    923           $    921
  Accrued employee compensation                                         565                470
  Accrued clinical trial expenses                                       371                282
  Deferred revenue and other current liabilities                        135                140
                                                                   --------           --------
    Total current liabilities                                         1,994              1,813

Notes payable, less current portion                                      61                223

Stockholders' equity:
  Common stock, $0.01 par value;
    15,000 shares authorized, 6,892 and 6,689 shares
    issued and outstanding as of September 30, 1996 and
    December 31, 1995, respectively                                      69                 67
  Additional paid-in capital                                         57,282             57,241
Deferred compensation                                                  (602)              (761)
Accumulated deficit                                                 (33,476)           (31,853)
                                                                   --------           --------
    Total stockholders' equity                                       23,273             24,694
                                                                   --------           --------
Total liabilities and stockholders' equity                          $25,328            $26,730
                                                                   ========           ========



                             See accompanying notes.

                               CARDIOMETRICS, INC.

                            STATEMENTS OF OPERATIONS

               (In thousands, except per share amounts; unaudited)


                                                        Three Months Ended                     Nine Months Ended
                                                          September 30,                          September 30,
                                                 ---------------------------------     ----------------------------------

                                                      1996             1995                  1996               1995
                                                 ---------------   --------------      -----------------    -------------


Net sales                                             $  3,325           $  2,774           $ 10,028           $  7,599

Costs and expenses:
  Cost of sales                                          1,189              1,182              3,855              3,227
  Research and development                               1,017                496              2,437              1,658
  Selling, general and administration                    2,220              1,823              6,109              4,669
                                                      --------           --------           --------           --------
    Total costs and expenses                             4,426              3,501             12,401              9,554

Loss from operations                                    (1,101)              (727)            (2,373)            (1,955)

Interest and other income                                  258                 55                791                132
Interest expense                                           (12)               (24)               (41)               (88)
                                                      --------           --------           --------           --------
 Net loss                                             $   (855)          $   (696)          $ (1,623)          $ (1,911)
                                                      ========           ========           ========           ========

Net loss per share                                    $  (0.12)          $  (0.15)(1)       $  (0.24)          $  (0.43)(1)
                                                      ========           ========           ========           ========

Shares used in computing  net loss per share             6,879              4,601(1)           6,772              4,485(1)
                                                      ========           ========           ========           ========


(1) See Note 2 for methodology used to compute pro forma net loss per share, as shown above.



                             See accompanying notes.

                               CARDIOMETRICS, INC.

                             STATEMENTS OF CASH FLOW
                            (In thousands; unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                      -----------------------------
                                                                         1996              1995
                                                                      ------------      -----------

Cash flows from operating activities:
Net loss                                                              $ (1,623)          $ (1,911)
Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                      305                355
        Amortization of deferred compensation                              159                 --
        Changes in assets and liabilities:
        Accounts receivable                                                 (5)              (125)
        Accounts receivable, related parties                                95               (112)
        Inventories                                                       (713)                54
        Other assets                                                      (217)              (112)
        Accounts payable                                                   (22)               223
        Accrued employee compensation                                       95                 34
        Accrued clinical trial expenses                                     89               (369)
        Deferred revenue and other current liabilities                      (5)               (36)
                                                                      --------           --------
Net cash used in operating activities                                   (1,842)            (1,999)

Cash flows from investing activities:
Purchases of available-for-sale securities                             (25,443)            (5,884)
Proceeds from sales of available-for-sale securities                    16,870              4,927
Purchase of equipment and leasehold improvements                          (337)              (243)
                                                                      --------           --------
Net cash used in investing activities                                   (8,910)            (1,200)

Cash flows from financing activities:
Proceeds from sale of common stock, net of stock repurchases                43                 37
Proceeds from sale of preferred stock                                       --              2,505
Principal payments on notes payable                                       (138)              (282)
Principal payments on capital leases                                        --                 (3)
                                                                      --------           --------
Net cash (used in), provided by financing activities                       (95)             2,257
                                                                      --------           --------

Net decrease in cash and cash equivalents                              (10,847)              (942)
Cash and cash equivalents at beginning of period                        11,898              1,322
                                                                      --------           --------
Cash and cash equivalents at end of period                            $  1,051           $    380
                                                                      ========           ========

Supplemental disclosure of cash flow information
Cash paid for interest                                                $     41           $     88
                                                                      ========           ========

                             See accompanying notes.

                               CARDIOMETRICS, INC.


                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

1.       Basis of Presentation

              The accompanying unaudited financial statements for the three month and nine month periods ended September 30, 1996 and 1995 include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the operating results and cash flows for those periods.

              Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures included are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

              Results for the interim periods ended September 30, 1996 are not necessarily indicative of the results expected for future interim periods or for the entire year ending December 31, 1996.


2.       Net Loss Per Share

              Except as noted below, historical net loss per share for the three month and nine month periods ended September 30, 1996 and 1995 is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices substantially below the public offering price during the 12-month period prior to the initial public offering have been included in the calculation as if they were outstanding for all periods through the effective date of the Company's initial public offering, November 3, 1995 (using the treasury stock method). The historical net loss per share for the three month and nine month periods ended September 30, 1995 is calculated below.


                                         Three Months Ended         Nine Months Ended
                                         September 30, 1995         September 30, 1995
                                         -----------------------    -----------------------
         Net loss per share              $       (2.16)             $       (6.20)
                                         =======================    =======================

         Shares used in computing               322,000                  308,000
         net loss per share              =======================    =======================

              Pro forma net loss per share, as presented in the statement of operations for the three month and nine month periods ended September 30, 1995, has been computed as described above and also gives effect to the conversion of convertible preferred shares, not included above, from the original date of issuance (using the as-if-converted method).

3.       Balance Sheet Information


(In thousands)                                        September 30, 1996   December 31, 1995
                                                      ------------------   -----------------

Cash, cash equivalents and short term investments:
          Cash and cash equivalents                         $  1,051           $ 11,898
          Short term investments                              17,400              8,827
                                                            --------           --------
                                                            $ 18,451           $ 20,725
                                                            ========           ========
Accounts receivable:
          Accounts receivable                               $  1,891           $  1,877
          Allowance for doubtful accounts                       (115)              (106)
                                                            --------           --------
                                                            $  1,776           $  1,771
                                                            ========           ========

Inventories:
         Raw materials                                      $    815           $    417
         Work-in-process                                         507                400
          Finished goods                                       1,149                941
                                                            --------           --------
                                                            $  2,471           $  1,758
                                                            ========           ========

                               CARDIOMETRICS, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The discussion in this Form 10-Q contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, clinical and payor acceptance of the Company's products, the impact of competitive products and other risks detailed from time to time in the Company's SEC reports, including the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on November 1, 1995 (Reg. No. 33-96690).

GENERAL

     Cardiometrics, Inc. (Cardiometrics or the Company) develops, manufactures and markets intravascular medical devices that measure the severity of blood flow impairment caused by coronary artery blockages and other blood vessel disease. The Company is pioneering the development of a new market in interventional cardiology, on-line functional testing during diagnostic and therapeutic cardiac catheterization procedures. The Company's primary product, the FloWire(R) Doppler guide wire, is a unique and proprietary tool that is used instead of conventional guide wires in conjunction with coronary angiography and angioplasty to measure blood flow impairment. Understanding the functional significance of blockages by using the FloWire, in addition to the anatomical view of the diseased blood vessel, provides a more accurate diagnosis, and treatment is more appropriately selected, enhancing the likelihood of better clinical outcomes. The FloWire, a single use disposable device, works with the FloMap(R) ultrasound instrument, which interprets and displays the signals from the FloWire. The FloMap has been installed in over 400 cardiac catherization laboratories throughout the world and more than 58,000 FloWire devices have been sold to date.

     The Company has not been profitable since inception and, as of September 30, 1996, had an accumulated deficit of $33.5 million, $23.5 million of which has been incurred since the Company restructured its operations under new management in 1990 to focus on the development and commercialization of the FloWire/FloMap system. Further growth in sales of the Company's products and the resulting gross profit will be needed to offset future investments in research and development, clinical outcome studies and selling, general and administrative expenses.

RESULTS OF OPERATIONS

     The following table summarizes results of operations of the Company as a percentage of sales for the periods indicated.

                                                    Three Months                   Nine Months
                                                Ended September  30,            Ended September 30,
                                            --------------------------       -------------------------
                                                1996            1995            1996           1995
                                            ------------    ----------       ---------     -----------

Percentage of sales:
Sales                                           100%            100%            100%            100%
Cost of sales                                    36              43              38              42
                                            ------------    ----------       ---------     -----------
Gross margin                                     64              57              62              58
Operating expenses:
   Research and development                      31              18              24              22
  Selling, general and administrative            67              66              61              61
                                            ------------    ----------       ---------     -----------
Total operating expenses                         98              84              85              83
Interest income, net                              8               1               7              --

                                            ------------    ----------       ---------     -----------
Net loss                                        (26)%           (26)%           (16)%           (25)%
                                            ============    ==========       =========     ===========

         Sales. Sales increased 20% during the three months ended September 30, 1996 over the three months ended September 30, 1995 to $3,325,000 from $2,774,000. Sales increased 32% during the nine months ended September 30, 1996 compared to the same nine month period of 1995 to $10,028,000 from $7,599,000. Sales for both the three month and nine month periods ended September 30, 1996 increased over the corresponding periods of 1995 primarily as a result of an increase in sales of FloWire units, mainly concentrated in the Japanese market, and to a lesser extent, an increase in FloMap instrument unit sales. These increases were partially offset by a decrease in sales of AccuTrac units during the three month period ended September 30, 1996 as compared to the similar period in 1995.


         Cost of sales. Cost of sales increased less than one percent during the three months ended September 30, 1996 compared to the three months ended September 30, 1995 to $1,189,000 from $1,182,000. Cost of sales increased 19% for the nine months ended September 30, 1996 compared to the same nine month period of 1995 to $3,855,000 from $3,227,000. As a percentage of sales, cost of sales decreased to 36% for the three months ended September 30, 1996 compared to 43% in the same three month period of 1995 and to 38% for the nine month period ended September 30, 1996 compared to 42% for the nine month period ended September 30, 1995. These decreases were primarily the result of lower per unit FloWire manufacturing costs. These cost reductions were achieved primarily through lower manufacturing overhead cost per unit due to increased volumes and manufacturing efficiencies.


         Research and development. Research and development expenses increased 105% during the three months ended September 30, 1996 over the three month period ended September 30, 1995 to $1,017,000 from $496,000. Research and development expenses increased 47% during the nine month period ended September 30, 1996 over the similar period of 1995 to $2,437,000 from $1,658,000. As a percentage of sales, research and development expenses increased to 31% in the third quarter of 1996 from 18% in the same quarter of 1995. For the nine months ended September 30, 1996, research and development expenses as a percentage of sales increased to 24% as compared to 22% during the similar nine month period of 1995. These increases for both the three month and nine month periods ended September 30, 1996 over the similar periods of 1995 were primarily due to increased costs incurred in connection with clinical studies commenced in 1996, which the Company includes in research and development expenses. The expenditures on clinical studies included both on-going studies and studies initiated during the first nine months of 1996.


         Selling, general and administrative. Selling, general and administrative expenses increased 22% during the three months ended September 30, 1996 over the three months ended September 30 ,1995 to $2,220,000 from $1,823,000. Selling, general and administrative expenses increased 31% during the nine month period ended September 30, 1996 over the similar period of 1995 to $6,109,000 from $4,669,000. Selling, general and administrative expenses as a percentage of sales increased slightly during the third quarter of 1996 to 67% compared to 66% during the third quarter of 1995. Selling, general and administrative expenses as a percentage of sales remained at 61% during the nine month period ended September 30, 1996 when compared with the similar period of 1995. The dollar increases in selling, general and administrative expenses reflect increased staffing and associated expenses, additional sales and marketing programs, external corporate reporting expenses and expenses associated with increased sales volumes.


LIQUIDITY AND CAPITAL RESOURCES


         At September 30, 1996, the Company had working capital of $22,423,000 and its principal sources of liquidity consisted of $18,451,000 in cash, cash equivalents and short term investments.

         For the nine months ended September 30, 1996, the Company's cash used in operations was $1,842,000. Inventories increased to $2,471,000 at September 30, 1996 compared to $1,758,000 at December 31, 1995 primarily due to an increase in raw materials. Accounts receivable, including accounts receivable from related parties, decreased to $3,023,000 at September 30, 1996 from $3,113,000 at December 31, 1995. The Company expects to incur substantial additional costs, including costs related to sales and marketing, research and development, including additional clinical outcome studies, the purchase of capital equipment and costs associated with the expansion of the Company's manufacturing capacity. The Company believes it has sufficient funds for the Company's anticipated funding requirements through at least 1997. However, there can be no assurance that the Company will not require additional financing, or that if required, such financing will be available on terms acceptable to the Company.

                               CARDIOMETRICS, INC.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-K


                  Exhibit                  Description
                  Number
                  ------   -----------------------------------------------------
                  10.26    Amendment dated August 7, 1996 to the Employment
                           Agreement between Registrant and Menahem Nassi,
                           Ph.D., dated December 13, 1990, as amended.

                  10.27* Addendum dated September 26, 1996 to the Exclusive Distribution Agreement by and between Registrant and Cordis /Johnson & Johnson Medical NV/SA, formerly Cordis Europa N.V., executed September 10, 1995 and effective as of April 1, 1995.

                  11.1     Statement of computation of net loss per share

                  27.2     Financial Data Schedule


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



                                       CARDIOMETRICS, INC.


Date:    November 12, 1996




                                       /s/Robert Y. Newell, IV
                                       -----------------------------------------
                                       Robert Y. Newell, IV
                                       Vice President, Finance & Administration,
                                       Chief Financial Officer and Secretary
                                       (Principal Financial Officer and Duly
                                       Authorized Officer)

                               CARDIOMETRICS, INC.


                                  EXHIBIT INDEX


                                                                    Sequentially
Exhibit                                                             Numbered
Number                           Description                        Page
--------------------------------------------------------------------------------

10.26 Amendment dated August 7, 1996 to the Employment Agreement between Registrant and Menahem Nassi, Ph.D., dated December 13, 1990, as amended.

10.27*       Addendum dated September 26, 1996 to the Exclusive
             Distribution Agreement by and between Registrant and Cordis /Johnson & Johnson Medical NV/SA, formerly Cordis Europa N.V., executed September 10, 1995 and effective as of April 1, 1995.

11.1         Statement of computation of net loss per share

27.1         Financial Data Schedule


*  Confidential treatment requested as to certain portions of this exhibit