Form 10-K
period 1996-12-31
CARDIOMETRICS INC
filed 1997-03-28
CIK 1000369

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO           .

                        COMMISSION FILE NUMBER: 0-26748
                            ------------------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 961-6993
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.01 PAR VALUE

     INDICATE BY CHECK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIODS AS THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                               YES [X]     NO [ ]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OF INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     AS OF FEBRUARY 14, 1997, THERE WERE 6,949,210 SHARES OF COMMON STOCK OUTSTANDING. THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $32,291,280 BASED UPON THE CLOSING PRICE OF THE COMMON STOCK ON FEBRUARY 14, 1997 ON THE NASDAQ STOCK MARKET. SHARES OF COMMON STOCK HELD BY EACH OFFICER, DIRECTOR AND HOLDER OF FIVE PERCENT OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY A CONCLUSIVE DETERMINATION FOR OTHER PURPOSES.

                      DOCUMENTS INCORPORATED BY REFERENCE
================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Cardiometrics, Inc. ("Cardiometrics" or the "Company") develops, manufactures and markets intravascular medical devices to measure blood flow impairment caused by coronary artery disease. Cardiometrics' principal products, the FloWire(R) Doppler guide wire and FloMap(R) ultrasound instrument, represent an advance in functional testing of blood flow impairment, enabling cardiologists to evaluate the appropriateness of angioplasty interventions and assess post-procedural results directly in the cardiac catheterization laboratory ("cath lab"). Clinical experience demonstrates that the measurement of blood flow impairment downstream from (distal to) an obstruction, which Cardiometrics calls functional angiometry, provides information to improve the quality of patient care and procedure outcomes in the diagnosis and treatment of cardiovascular disease. The FloWire/FloMap system has received clearance from the U.S. Food and Drug Administration ("FDA") and many corresponding European and Pacific Rim regulatory agencies. As of December 1996, more than 65,000 FloWire guide wires have been sold and cumulative FloMap shipments were approximately 490.

     Cardiometrics has also developed the WaveWire(TM)/WaveMap(TM) intracoronary blood pressure measurement system, which was first used in a clinical case in Europe in December 1996. Cardiometrics submitted a 510(k) application for the WaveWire/WaveMap system in December 1996 and expects the product will be available for sale in international markets as early as the second half of 1997.

     Cardiometrics' goal is to improve the quality of care and patient outcomes by enhancing cost-effective diagnostic and interventional decision making for patients with intravascular diseases. Key elements of Cardiometrics' business strategy are to: (i) establish functional angiometry as a new "gold standard" in the diagnosis of coronary artery disease to be used in conjunction with angiography; (ii) establish functional angiometry as a primary tool for assessing the results of interventions and the need for stent placement; (iii) increase the reimbursement of functional angiometry; (iv) increase the rate of FloWire usage with the installed base of FloMap instruments; and (v) utilize Cardiometrics' core technologies to develop devices for other markets and applications.

POTENTIAL MERGER

     On January 26, 1997, Cardiometrics, EndoSonics Corporation, a Delaware Corporation ("EndoSonics"), and River Acquisition Corporation, a Delaware Corporation and a wholly owned subsidiary of Endosonics ("Merger Sub"), entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"), pursuant to which Merger Sub will be merged with and into Cardiometrics (the "Merger"), with Cardiometrics surviving the Merger and becoming a wholly owned subsidiary of EndoSonics. The consummation of the Merger is subject, among other things, to the approval of the Merger by the stockholders of Cardiometrics, at a stockholders meeting currently expected to be held in May 1997, and the satisfaction of certain other closing conditions.

     Pursuant to the Merger, each outstanding share of Common Stock of Cardiometrics ("Cardiometrics Common Stock") will be converted, without any action on the part of the holder thereof, into the right to receive 0.35 newly-issued shares of EndoSonics Common Stock, 0.20 shares of CardioVascular Dynamics, Inc. ("CVD") Common Stock held by Endosonics (subject to adjustment as described below, the "CVD Exchange Ratio"), and $2.00 in cash (subject to adjustment as described below, the "Cash Consideration," and together with such shares of EndoSonics Common Stock and CVD Common Stock, the "Merger Consideration"); with the CVD Exchange Ratio subject to increase, such that based on the average of the closing prices of EndoSonics Common Stock and CVD Common Stock to the ten trading days immediately preceding (and including) the third trading day prior to the Cardiometrics Meeting, the Merger Consideration shall equal $9.00; provided that, if the CVD Exchange Ratio obtained thereby would exceed 0.2636, the CVD Exchange Ratio shall be 0.2636; provided further, that EndoSonics has the right to substitute additional cash instead of increasing the

CVD Exchange Ratio; and provided further, that the CVD Exchange Ratio shall not be less than 0.20 and the Cash Consideration shall not be less than $2.00. If, after such increase of the CVD Exchange Ratio or Cash Consideration, the Merger Consideration is valued (based on the ten day averages described above) at less than $8.00, then Cardiometrics may terminate the Reorganization Agreement. Each outstanding option to purchase shares of Cardiometrics Common Stock (a "Cardiometrics Option") will, pursuant to its terms, accelerate immediately prior to the consummation of the Merger and become fully exercisable for all the shares of Cardiometrics Common Stock at the time subject to that option. Upon the consummation of the Merger, each Cardiometrics Option will be assumed in part by EndoSonics and converted into an option to purchase 0.35 shares of EndoSonics Common Stock for each share of Cardiometrics Common Stock subject to that option immediately prior to the Merger, and the exercise price per share payable under the assumed option will be appropriately adjusted to reflect such conversion ratio. The balance of each Cardiometrics Option will be converted into the right to receive a payment from EndoSonics, to be made in cash and shares of CVD Common Stock, equal in value to (i) the portion of the Merger Consideration paid in cash and shares of CVD Common Stock per outstanding share of Cardiometrics Common Stock multiplied by the number of shares of Cardiometrics Common Stock subject to the option immediately prior to the Merger, less (ii) the difference between the aggregate option exercise price in effect for that option immediately prior to the Merger and the aggregate exercise price in effect for that option immediately after the partial assumption by EndoSonics. Cardiometrics stockholders will receive cash in lieu of fractional shares of EndoSonics Common Stock and CVD Common Stock. See the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 1997 for further information regarding the Merger.

BACKGROUND

     Heart disease is the leading cause of death and disability in the United States. Atherosclerosis, a principal form of heart disease, is a progressive and degenerative process in which cholesterol and other fatty materials are deposited on the walls of arteries, forming a build-up of plaque known as a lesion. The accumulation of plaque, in turn, narrows the interior passage, or lumen, of the blood vessels and in many cases impairs blood flow beyond the blockage. Atherosclerosis in the coronary arteries, which carry oxygenated blood to the heart, results in chest pain, known as angina, and can ultimately lead to heart attack and death. In peripheral arteries atherosclerosis can lead to decreased mobility, chronic pain and amputation. In the cerebrovasculature atherosclerosis can lead to stroke.

  Treatment

     The primary treatment options for atherosclerosis are drug therapy, Coronary Artery Bypass Grafting ("CABG") and Percutaneous Transluminal Coronary Angioplasty ("PTCA" or "balloon angioplasty"). In addition, a variety of new catheter based treatments have been developed to augment or replace balloon angioplasty, including atherectomy, laser angioplasty and, most predominantly, stent placement. Some drug therapies act directly to reduce the accumulation of plaque or prevent additional plaque from forming, while others merely relieve angina without eradicating the plaque itself. CABG surgery redirects blood flow around one to four arterial blockages. Conduit vessels taken from elsewhere in the body are grafted to the blocked vessels so blood can bypass the occlusion. PTCA is a procedure in which a balloon tipped catheter is guided to the lesion and then inflated and deflated several times to compress the plaque against the vessel wall. The blockage is reduced by rupturing the plaque and stretching it against the vessel wall.

     Although angioplasty is generally successful in initially opening the blockage, between 30% and 40% of angioplasty patients suffer a significant renarrowing of the treated blood vessel within six months after the procedure, a process known as restenosis. Coronary blockages can also be treated with atherectomy, which uses a mechanical device at the tip of a catheter to cut or grind away plaque, and laser angioplasty, which delivers laser energy to break down or ablate plaque. These devices are also associated with a high rate of restenosis. The most significant recent development in the treatment of coronary artery disease is the placement of stents. Stents are small metal frames delivered to the lesion using a catheter and a guide wire, deployed (i.e., expanded) and permanently left in the artery as an implant to maintain the open lumen and improve blood flow. Because stents have been shown to reduce the rate of restenosis from approximately 30-40% down to 20% or less, they are rapidly gaining acceptance among and are increasingly being used by cardiologists. However, due to the high cost of stenting and the difficulty of reopening an area of restenosis which has already been stented, Cardiometrics believes a new practice pattern of provisional or conditional stenting is developing. Provisional stenting is the technique of identifying only those lesions in which stents would provide optimum results given the increased cost and improved clinical outcomes, rather than a blanket strategy of stenting each lesion. Under provisional or conditional stenting, if aggressive balloon angioplasty does not achieve satisfactory results, then stenting is performed.

  Diagnosis

     Coronary angiography is considered the "gold standard" in the diagnosis of coronary artery disease. Coronary angiography is performed in the cath lab to evaluate the location, size and shape of atherosclerotic lesions by injecting a radiopaque dye via a catheter into the coronary arteries so that the relative degree of narrowing of the vessels causing obstruction of blood flow may be observed on an x-ray monitor. Based on a visual observation of the distribution of the dye throughout the arteries, the cardiologist locates the lesion and estimates the extent to which the obstructed artery is narrowed. The number and distribution of lesions and the degree of narrowing of the affected arteries are used to determine the course of treatment.

     While angiography is a vital tool in the diagnosis of coronary artery disease, it requires subjective analysis and provides only limited information about the affected vessels. Angiography provides no objective functional information about the actual extent to which a lesion, regardless of its size, interrupts blood flow to the myocardium. It is the disruption of blood flow -- not the lesion itself -- that causes angina, heart attacks and potentially death. In patients with lesions in more than one vessel, angiography may not indicate which lesion is causing the patient's symptoms (the "culprit" lesion). While some patients with multi-vessel disease need all of their lesions treated, others have only one or more culprit lesions in need of treatment.

     Intravascular ultrasound imaging ("IVUS") is designed to augment angiography. IVUS uses high frequency ultrasound to determine the position, distribution, amount and composition of cardiovascular lesions. IVUS provides a highly detailed anatomical view of a lesion and assists interventional cardiologists in selecting which treatment option has the greatest chance of success, in positioning therapeutic devices, especially stents, and in assessing post-procedural results. However, like angiography, IVUS is an anatomical tool that does not directly measure a lesion's effect on blood flow.

     Recognizing the limitations of angiography and other anatomical testing such as IVUS, a joint committee of the American College of Cardiology ("ACC") and American Heart Association ("AHA") published guidelines in 1993 that call, in nearly all cases, for objective evidence of ischemia, or blood flow impairment, as a justification for angioplasty. In addition, Medicare, in its Coverage Issues Manual, specifies that Medicare covers balloon angioplasty only if objective evidence of myocardial ischemia has been demonstrated.

     The traditional forms of functional testing, stress electrocardiography ("stress ECG"), stress echocardiography and stress perfusion imaging are each performed outside of the cath lab. Functional angiometry with the FloWire/FloMap system, however, is performed in the cath lab and, unlike the more traditional functional tests, is a vessel specific test and thus can accurately determine which blocked vessel impairs blood flow to the heart. The most common functional test is stress electrocardiography, in which the electrical impulses of the heart are recorded, usually while the patient exercises on a stationary bike or treadmill. The ECG directly identifies the location of any electrical disturbances, which is indirect evidence of impairment of blood flow to the myocardium. Stress ECGs are often unreliable, especially in patients with single vessel disease, among whom a large percentage falsely test negative. Additionally, stress ECG may not identify the culprit lesion in patients with multi-vessel disease. Stress echocardiography uses ultrasound to create a visual representation of the heart. Since muscle motion or contractility are affected by insufficient blood flow, areas with poor motion or contractility provide indirect evidence of blood flow impairment. While the results are more reliable than with stress ECG, stress echocardiography results may vary from one institution to another and are susceptible to false negatives. In addition, stress echocardiography is not appropriate for certain individuals due to their body size or fat content. Stress perfusion imaging is a functional test that measures impairment of blood flow to the myocardium, also known as a perfusion defect. A radioactive substance, usually radionuclide thallium, is injected intravenously. The heart is then scanned radiographically to determine which areas of the myocardium the radionuclide reaches. If a particular region of the myocardium shows little or no uptake of the radionuclide, there is probably a flow limiting lesion in the artery that supplies that region with blood.

     In addition to their individual limitations, each of these three stress tests share a common limitation in that they must be performed outside of the cath lab, often by a physician other than the interventional cardiologist. The ability to perform functional testing of blood flow impairment in the cath lab is significant because it enables the cardiologist to perform the test during angiography. The blockage (a "lesion") within a diseased vessel can then be appropriately treated without delay based on the results of functional angiometry.

PRODUCTS

     The following table identifies Cardiometrics' commercially available products and their principle applications.

                                                                                     DATE OF
                                                                                   COMMERCIAL
   CARDIOVASCULAR PRODUCTS                   PRINCIPAL APPLICATION                AVAILABILITY
-----------------------------  -------------------------------------------------  -------------
FloWire Doppler guide wire     Assessment of coronary blood flow before, during   Second
(0.014" size)                  and immediately after interventions while          quarter 1993
                               replacing conventional angioplasty guide wire;
                               most commonly used size in clinical interventions
FloWire Doppler guide wire     Same functionality as 0.014" FloWire               Third
(0.018" size)                                                                     quarter 1991
FloMap ultrasound instrument   Transmission, analysis and display of Doppler      Third
                               signals; documentation of functional angiometry    quarter 1991
                               with coronary applications software; portable,
                               free-standing unit
FloMap II ultrasound           Same functionality as FloMap; compact unit for     Third
instrument                     installation in cath lab and compatible with       quarter 1995
                               existing monitors to display blood flow velocity
                               information
FloWire XT Doppler             Extra support FloWire for stent applications       First
guide wire                                                                        quarter 1996
(0.014" size)

                                                                                     DATE OF
                                                                                   COMMERCIAL
   NEUROVASCULAR PRODUCTS                    PRINCIPAL APPLICATION                AVAILABILITY
-----------------------------  -------------------------------------------------  -------------
SmartWire Doppler              Assessment of cerebrovascular blood flow           Fourth
guide wire                     abnormalities while replacing conventional guide   quarter 1993
(0.014" size)                  wire
SmartMap ultrasound            Transmission, analysis and display of Doppler      Fourth
instrument                     signals, documentation of functional angiometry    quarter 1993
                               with cerebrovascular applications software;
                               portable free-standing unit

  FloWire

     The FloWire Doppler guide wire functions as an angioplasty guide wire for crossing lesions and does not add to the number of devices required for interventional applications. Previously developed catheter-based systems were so large that once the lesion was crossed, the device itself interfered with blood flow. Although these catheter-based systems can measure blood flow velocity proximal to a lesion, such measurements are inadequate because they are typically affected by flow through other branches of the vessel upstream from the blockage.

     The FloWire uses Doppler ultrasound to perform blood flow velocity measurements within blood vessels. An ultrasonic Doppler transducer mounted at the tip of the FloWire transmits a signal that is reflected back by the red blood cells flowing past the FloWire. The change in frequency between the transmitted and reflected signals, the Doppler shift, is directly proportional to the velocity of the moving red blood cells. The accuracy of FloWire measurements is enhanced by a patented miniaturized sensor designed to provide a wide ultrasound beam, which allows for a large sample volume encompassing the central axis of small or medium size arteries. In addition, the Doppler sample volume is positioned to ensure that the measurement is not affected by the wake from the blood flowing around the wire.

     Under normal circumstances, blood flow increases during exertion to meet the increased myocardial oxygen demand and coronary flow reserve is high. In the presence of a flow limiting lesion, however, blood flow cannot increase to meet the increased oxygen demand and coronary flow reserve is low. Low coronary flow reserve provides objective, quantitative evidence that a coronary artery lesion impairs blood flow and thus requires intervention.

     The patented electrical connection on the FloWire is designed to allow complete compatibility with other devices, such as balloon catheters. This design helps make use of the FloWire in the cath lab quick, convenient and easy to integrate with other therapeutic devices. Use of the FloWire typically adds no more than 5-10 minutes to the procedure.

     The electrical interface between the FloWire and the instrumentation is accomplished using the disposable rotary connector cable. In 1994, after receiving 510(k) clearance, Cardiometrics released a new cable which makes it easier to insert the FloWire or SmartWire into the electrical connection. It also improves the electrical continuity of the interface during handling.

  FloMap

     The FloMap ultrasound instrument transmits pulsed ultrasound signals to the transducer at the tip of the FloWire, receives the returning Doppler signals and processes the information using Doppler electronics. The FloMap analyzes the frequency spectrum of the signals and converts the information to a velocity measurement expressed in centimeters per second. The information is delivered both graphically and numerically and is easily understood by physicians and other trained personnel. The key functional measures obtained are average peak velocity, diastolic-to-systolic flow velocity ratio, Doppler blood flow velocity trend monitoring and distal coronary flow reserve, which is the ratio of myocardial blood flow upon exertion to that at rest, measured distal to coronary artery blockages. The continuous graphic display using a scrolling spectral display on the monitor screen provides more valuable information regarding signal reliability and accuracy than a simple mean or peak velocity trace. The display is especially beneficial during interventions so that blood flow trends may be continuously monitored.

     The FloMap was originally developed as a freestanding, portable unit with its own monitor. The newly developed FloMap II, a smaller unit about the size of a video cassette recorder, is attached to existing cath lab equipment and transmits the display information and video to the existing cath lab monitors. Once installed, the FloMap II becomes an integral part of the cath lab with its own printer for documentation.

     The FloMap and FloMap II can be and usually are operated via a hand held remote control unit, called the FloMote(TM). Cardiometrics released in 1996 a modified remote control in which the keys have been reconfigured for improved ease of use. In particular, alphanumeric keys have been added for faster patient data entry prior to a procedure. The new FloMote is also more ergonomic, with the most important keys being larger and ideally placed for simple, one handed operation.

  SmartWire

     The SmartWire uses the same ultrasound technology as the FloWire to assess blood flow abnormalities in the cerebrovasculature. The physical design characteristics of the SmartWire guide wire, such as the longer flexible distal coil segment relative to the FloWire, make it suitable for use in the cerebrovasculature.

  SmartMap

     The SmartMap ultrasound instrument is a portable, freestanding unit similar to the FloMap ultrasound instrument with minor modifications for the cerebrovascular application. The SmartMap software has been specifically configured to include parameters of interest to the interventional neuroradiologist during cerebrovascular diagnostic procedures and interventions.

     FloMap(R), FloWire(R), SmartWire(R) and SmartMap(R) are registered trademarks of Cardiometrics. FloMote(TM), WaveWire(TM) and WaveMap(TM) are trademarks of Cardiometrics.

MARKETS

     The worldwide market potential for the FloWire/FloMap system is estimated to be approximately 1,200,000 procedures annually for diagnostic and interventional applications (assuming the same FloWire guide wire would be used in the estimated 30% of balloon angioplasty procedures which are performed in connection with diagnostic angiography outside of the United States). The WaveWire/WaveMap system, when commercially introduced, will address these same markets.

  Diagnostic Applications in the U.S. Market

     There were approximately 1,560,000 coronary angiographies performed in the U.S. in 1994 according to MDI. The results of a published study indicate that approximately 53% of all angiography patients have intermediate lesions. Accordingly, Cardiometrics estimates that in 1994 approximately 825,000 angiography patients in the U.S. had intermediate lesions. Cardiometrics further estimates that approximately one-half, or 410,000, of the patients were not functionally tested prior to a treatment decision. Many of these patients who are not functionally tested either receive angioplasty without the justification called for in published professional guidelines or do not receive angioplasty even though a functional test might have demonstrated intervention was clinically appropriate.

  Diagnostic Application in the International Market

     There were approximately 1,200,000 coronary angiographies performed outside the U.S. in 1994 according to MDI. Of these angiographies, there were approximately 435,000 multi-vessel disease patients with at least one intermediate lesion based on Cardiometrics' analysis of published studies and MDI market data. While these patients typically undergo stress ECG testing prior to angiography, the FloWire/FloMap system enables the cardiologist to determine in the cath lab the functional severity of each individual vessel involved to identify the culprit lesion for intervention.

  Interventional Applications in the Worldwide Market

     There were approximately 947,000 percutaneous coronary interventions worldwide in 1996, with 565,000 in the U.S. and an additional 382,000 such procedures internationally according to Cowen & Company. The FloWire can be integrated into angioplasty procedures by replacing the conventional angioplasty guide wire. Since approximately 60% of percutaneous coronary interventions involve balloon angioplasty, according to Cowen & Company, there are an estimated 568,000 worldwide balloon angioplasty procedures. In these procedures, FloWire measures of coronary flow reserve (CFR), combined with angiography, can potentially be used to predict the recurrence of coronary artery blockages, called restenosis, requiring a repeat angioplasty and may be used to determine the need for further balloon angioplasty and stent placement to optimize clinical outcomes.

  Applications for Patients with Normal Coronary Angiography

     A potential application of the FloWire is in diagnosing patients with classic symptoms of angina, yet have no angiographic evidence of coronary artery disease. Cardiometrics estimates that approximately 15%, or approximately 300,000 patients per year in the U.S., who undergo angiography fall into this category. The symptoms in these patients are often caused by atherosclerosis of the microvasculature or spasms of one or more coronary arteries, neither of which can be detected with angiography. Either condition may be detected with the FloWire. This diagnostic procedure has been adopted as a standardized clinical protocol at the Mayo Clinic; however, Cardiometrics believes that future publication of the Mayo Clinic's clinical outcomes and a simpler, faster protocol will need to be developed prior to widespread adoption of the FloWire for this application.

SALES AND MARKETING

     Cardiometrics directs its marketing efforts to interventional cardiologists who diagnose and treat coronary artery disease. Cardiometrics also markets to hospital and cath lab administrators in light of their expanding roles in purchase decisions.

  Domestic Sales and Marketing

     A cumulative total of 139 FloMap instruments have been shipped within the United States. Cardiometrics offers the option of providing the FloMap instrument to institutions that agree to minimum FloWire purchase commitments at non-discounted prices, thereby assuring consistent usage. The sales effort focuses on routine clinical usage and the support of new clinical protocols designed to expand markets and usage.

     Domestic sales are handled by a direct sales force headed by management with extensive background and experience in the interventional cardiology market. Cardiometrics currently has six regional field representatives who have previous experience with interventional cardiology companies. The sales force also includes one national training specialist dedicated to creating and servicing educational sites. Cardiometrics is also exploring possible distribution arrangements with major U.S. medical device companies.

     Cardiometrics has training centers at clinical sites with the most experience with the FloWire/FloMap system. National training programs have been held at Allegheny General Hospital and St. Louis University Hospital. Experienced physicians often visit new installation sites to provide educational support. Cardiometrics conducts training courses for cath lab personnel at its home offices in California.

  International Sales and Marketing

     More than 300 FloMap instruments have been shipped to sites in more than 20 countries outside the U.S. International sales accounted for 75% of Cardiometrics' 1996 revenues. Japan alone accounted for 41% of 1996 revenues. Europe accounted for 29% and the rest of the world accounted for 5% of revenues in 1996. Cardiometrics' success in Japan is due in part to the official reimbursement status granted to the FloWire/FloMap system by the Ministry of Health in 1992. The FloMap is installed in more than 100 cath labs in Japan.

     Cardiometrics' international sales are managed by an international sales and marketing group with extensive background and experience in the interventional cardiology market. Cardiometrics also utilizes a network of 20 international distributors with experience in cardiology products, most of whom represent other cardiology products. Cardiometrics' internal sales and marketing staff manage these distributor relationships to coordinate overall sales efforts and direct end user marketing. Cardiometrics also sponsors international clinical studies and major European and Japanese symposiums to market its products internationally. Three regional clinical managers, one in Paris, one in Amsterdam and one in Seoul, train distributors and key customers overseas in the clinical use of Cardiometrics' products.

     Cardiometrics typically enters into distribution agreements with its international distributors, many of which are cancelable upon 90 days notice. Most of Cardiometrics' international sales are made pursuant to individual purchase orders placed by distributors.

     In Japan, Cardiometrics distributes its products through Goodman Co., Ltd. ("Goodman") and Kaneko Enterprises, Inc. ("Kaneko") pursuant to a distribution agreement appointing Goodman and Kaneko as Cardiometrics' exclusive distributors for its products in Japan through September 1999. In Germany, Cardiometrics distributes FloWire devices and FloMap instruments through A.D. Krauth pursuant to a distribution agreement which will expire at the end of 1997.

     In September 1995, Cardiometrics entered into an exclusive distribution agreement with Cordis Europa, N.V., a subsidiary of Cordis, which was subsequently acquired by Johnson & Johnson ("Cordis/Johnson & Johnson"), to distribute the FloMap and SmartMap instruments and FloWire and SmartWire guide wires in the United Kingdom, France, Spain, Scandinavia, South Africa and certain Middle Eastern countries. Cordis/Johnson & Johnson is required to make certain minimum purchases of these products during the term of the distribution agreement in order to maintain its exclusive distribution rights. In 1996, the Cordis/Johnson & Johnson agreement was extended through 1997 and Beneluex was added to the Cordis/Johnson & Johnson's distribution territory. The distribution agreement also provides that either party may immediately terminate the agreement in the event that one of the parties is acquired by a third party. Cardiometrics has entered into the Reorganization Agreement with EndoSonics and upon the consummation of the Merger there can be no assurance that Cardiometrics' distribution agreement with Cordis/Johnson & Johnson will not be terminated. However, in light of EndoSonics' worldwide distribution relationships with Johnson & Johnson, Cardiometrics believes the risk of termination due to the Merger is very low. Also, Cordis/Johnson & Johnson is Cardiometrics' exclusive distributor of the FloWire/FloMap system in Canada.

MANUFACTURING

     Cardiometrics purchases from outside vendors certain of the components utilized in the manufacture of its products. These items are generally produced to Cardiometrics' specifications and in many instances to Cardiometrics' designs. Cardiometrics performs inspections and product tests at various steps in its vendors' manufacturing process to ensure compliance with Cardiometrics' specifications.

     Currently Cardiometrics produces transducer sensor fabrications and certain mechanical parts in-house and maintains its in-house capability for all fabrication and assembly processes. Many of the fabrication processes are performed on specialized equipment which was designed and built specifically to manufacture Cardiometrics' products. Guide wire assembly, testing, packaging and final inspection occurs in a 2,300 square foot clean room. Packaged and inspected guide wires are moved into a boxing area outside the clean room where the product is boxed, labeled and prepared for shipment to Cardiometrics' contract sterilizer. The product is ethylene oxide sterilized.

     Cardiometrics maintains rigorous quality control standards. All manufacturing and testing is performed in accordance with FDA-issued Good Manufacturing Practices ("GMP"), and Cardiometrics completed a successful GMP inspection in January 1995. All materials are lot controlled and each FloWire guide wire is serialized for full traceability. To date, Cardiometrics has not needed to perform a voluntary or involuntary product recall. Cardiometrics has made modifications to its operations to comply with the ISO 9000 standards (European standards analogous to GMP) and obtained the CE mark (European clearance analogous to FDA clearance) under the European Medical Device Directive (93/42/EEC) and ISO 9000 standards in January 1996.

     Most of the electrical assembly processes for the FloMap and SmartMap instruments have been outsourced to allow Cardiometrics to focus on final product assembly and testing. Cardiometrics configures instruments to the customer's power and video requirements and functionally tests them at the system level prior to shipment. The instruments are designed and manufactured to meet or exceed required industry design and performance standards.

RESEARCH AND DEVELOPMENT

     Cardiometrics' research and development projects include enhancements to existing products, the development of new products and clinical outcome studies to support existing products, such as those discussed below.

  Product Enhancements and Development

     Cardiometrics has developed the WaveWire(TM)/WaveMap(TM) intracoronary blood pressure measurement system to permit analysis of mean intracoronary pressures as well as diastolic, systolic and other hemodynamic parameters. First used in a clinical case in Europe in December 1996, the WaveWire is a 0.014 inch clinical angioplasty guide wire with an electronic pressure sensor mounted 3 centimeters from the tip. The WaveMap is an instrument for processing and displaying blood pressure information received from the WaveWire. Cardiometrics submitted a 510(k) application for the WaveWire/WaveMap system in December 1996. The WaveWire guide wire is undergoing manufacturing process improvements to achieve production yields required to prepare for commercial-scale manufacturing. Cardiometrics expects the product will be available for sale in international markets as early as the second half of 1997. In addition, Cardiometrics is developing a combination blood pressure sensing and blood flow velocity device for enhanced functional testing capabilities. Like the FloWire and the WaveWire, the combination device will be capable of replacing conventional angioplasty guide wires with similar mechanical characteristics as the FloWire.

     Cardiometrics is developing a 300 cm FloWire guide wire, an additional version of the FloWire, in order to better support coronary stent placement procedures. The longer version of the FloWire guide wire will allow the guide wire to function as a guide for removing the initial balloon catheter and introducing the stent catheter to complete the procedure, a so-called "over the wire" exchange, without the need to extend the guide wire's length during the procedure. The 300 cm FloWire is currently undergoing final design and development and will then be submitted to the FDA for 510(k) review.

     The FloWire proprietary transducer design distinguishes itself from other intravascular Doppler technologies in that it has a divergent beam pattern, making it easier to sample the flow in the center of the vessel. Modifications to this transducer design, increasing ease of signal acquisition and signal stability and improving the product's manufacturability, received 510(k) clearance in October 1996 and will replace the current tranducer sometime during 1997.

     Based on the same technology as the FloWire and FloMap, Cardiometrics has developed products, the SmartWire Doppler guide wire and SmartMap ultrasound instrument, which assess blood flow abnormalities in the cerebrovasculature for the interventional neuroradiology market. Cardiometrics believes that this information will assist in the diagnosis and treatment of cerebrovascular blockages and the management of strokes, brain aneurysms, arteriovenous malformations and other blood flow abnormalities. To date, only approximately 670 SmartWire guide wires have been sold for clinical research. Cardiometrics expects that substantial clinical outcome studies demonstrating the efficacy of the SmartWire/SmartMap system will likely be required to create significant for Cardiometrics to significantly access this market and currently such studies are not planned.

     In 1995 Cardiometrics introduced a primary 0.014" angioplasty guide wire then market under the name AccuTrac. Based on customer response, Cardiometrics no longer actively markets this product and is examining improvements in the lubricious coating for the product. Cardiometrics expects that any such coating improvements would also be utilized on Cardiometrics' other guide wire products.

  Clinical Outcome Studies

     Cardiometrics' research and development efforts include the sponsorship of clinical outcome studies regarding Cardiometrics' products, such as the recently completed Doppler Endpoints Balloon Angioplasty Trial Europe ("DEBATE") clinical study. The DEBATE study, whose principal investigator was Professor Patrick Serruys, M.D., Ph.D., of Erasmus University, Rotterdam, the Netherlands, demonstrated that use of the FloWire guide wire (in conjunction with quantitative coronary angiography) after balloon angioplasty can help identify patients who are at high risk of restenosis. Based on the findings of the DEBATE study, Cardiometrics initiated in 1996, among other studies, two major clinical/economical outcome studies, DESTNI-CFR and DEBATE II, to validate the findings of the DEBATE study in broader and larger patient populations. These new studies are designed to demonstrate the benefits of physiologically guided interventions using the FloWire, and to support the use of the FloWire in the growing practice pattern of provisional stenting. Both studies feature clinical and economic endpoints, and are being performed in many of the largest interventional cardiology centers around the world. As is typical in medical research, Cardiometrics funds the study costs of independent researchers and clinicians.

COMPETITION

     Competition from products which help to diagnose and treat cardiovascular disease is intense and may increase. In addition to functional stress testing, competition currently comes from three sources: pressure devices, intravascular ultrasound imaging and catheter based Doppler systems. As with stress testing performed outside the cath lab, Cardiometrics does not view any of these other three technologies as fulfilling the need for functional testing in the cath lab, but they do compete for limited capital budgets and reimbursement funds and for physician endorsement and adoption.

     When balloon angioplasty was first performed, the procedure was often evaluated by the measurement of pressure drops across the lesion. However, the measurements were often inaccurate due to the reduced diameter of the angioplasty catheters. Furthermore, the physical presence of the catheter across the lesion obstructed blood flow, thereby affecting the measurements. Cardiometrics believes that although pressure devices can provide a valid functional assessment of the degree of stenosis, when combined with the FloWire derived information it can provide a more clinically useful functional assessment of blood flow impairment.

     Cardiometrics is aware that other companies have developed or may be developing pressure sensor-based guide wire systems, and Cardiometrics itself is researching the possible application of its own technology to create a combination pressure/flow assessment system. Radi Medical Systems, located in Sweden, has been marketing a fiber optic version of a pressure guide wire outside the U.S., but the product does not have the mechanical properties of a primary guide wire for use in angioplasty and therefore is used mainly as a research rather than clinical guide wire. Cardiometrics believes the capabilities of this particular product are limited and does not consider it a competing factor in the market. Cardiometrics believes that Scimed/Boston Scientific and Schneider are developing and preparing to market guide wires with pressure measurement capabilities. To the Company's knowledge, details regarding these potential new product offerings are not yet publicly available.

     Intravascular ultrasound imaging ("IVUS"), like angiography, is an anatomic tool. Therefore, from a clinical standpoint IVUS is complementary to, rather than competitive with, functional angiometry. However, from a business standpoint, IVUS is competitive with Cardiometrics' products since some cardiologists may perform angioplasty without a functional test based only on anatomical results and since both technologies could be competing for limited hospital budgets, payor reimburse-ment funds and physician endorsement and adoption. The primary competitors in this market include Cardiovascular Imaging Systems, Inc. ("CVIS"), a subsidiary of Boston Scientific Corporation, EndoSonics Corporation and a joint marketing relationship between Hewlett-Packard Co. and ACS/Guidant.

     Schneider, NuMed Inc. and Millar Instruments Inc. market or have marketed catheters with distally-mounted Doppler ultrasound sensors. These larger diameter products are limited to measuring coronary flow reserve proximal to the lesion, because they are too large to cross the lesion without the device itself interfering with flow. According to clinical data obtained using the FloWire device, proximal measurements often do not show the flow limiting effects of a lesion. Cardiometrics believes that distal measurements, which may be obtained with the significantly smaller FloWire device, are necessary to accurately assess impairment of flow. Cardiometrics believes its FloWire/FloMap system competes favorably against these catheter based Doppler systems because of the catheters' comparatively large size and less advanced hardware and software used to obtain and interpret the signal.

PATENTS AND PROPRIETARY TECHNOLOGY

     Cardiometrics holds 17 issued patents in the United States associated with the FloWire/FloMap and WaveWire/WaveMap systems and has eight U.S. patents pending. Associated with the U.S. patents, there are a number of patents pending in the major foreign markets. In addition to its patent positions, Cardiometrics seeks to protect its proprietary information, especially manufacturing processes, under applicable laws that protect trade secrets.

     The field of devices for the diagnosis and treatment of cardiovascular disease is covered by a large and increasing number of patents and patent applications, and there has been substantial litigation regarding patent and intellectual property rights among medical device companies.

GOVERNMENT REGULATION

     Clinical testing, manufacture and sale of Cardiometrics' products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder (the "Act"), the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution.

     In the U.S., medical devices are classified into one of three classes (i.e., Class I, II, or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to GMPs) and Class II devices are subject to general and special controls (e.g., performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices).

     Before a new device can be introduced to the market, the manufacturer generally must obtain FDA clearance through either a 510(k) premarket notification or a premarket approval application ("PMA"). A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device, or to a preamendment Class III medical device for which the FDA has not called for PMAs. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past, including requiring clinical data more frequently. It generally takes from four to 12 months from submission to obtain 510(k) clearance, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional data are needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional data, could delay the market introduction of new products that fall into this category and could have a material adverse effect on Cardiometrics' business, financial condition and results of operations. For any of Cardiometrics' devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission. There can be no assurance that Cardiometrics will obtain 510(k) premarket clearance within the above time frames, if at all, for any of the devices for which it may file a 510(k).

     If human clinical trials of a device are required, and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) will have to file an IDE application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. A PMA application must be filed if a proposed device is not eligible for 510(k) clearance. A PMA application must be supported by extensive data, including preclinical and clinical trial data, to demonstrate the safety and effectiveness of the device, as well as extensive manufacturing information. Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently fileable, and that it is complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing.

     The FDA review of a PMA application can be expensive, lengthy and uncertain. It generally takes one to two years from the date the PMA is accepted for filing, but may take significantly longer. The FDA can ask for additional information and generally will conduct a GMP inspection. Modifications to a device that is the subject of an approved PMA, its labeling, or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

     There can be no assurance that Cardiometrics will be able to obtain necessary regulatory approvals or clearances on a timely basis or at all, and delays in receipt of or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on Cardiometrics' business, financial condition and results of operations.

     Intravascular guide wires generally have been regulated as Class II devices eligible for 510(k) clearance. The Company's current FloWire, Accutrac and SmartWire product lines have all been cleared through the 510(k) process. In December 1996, the Company submitted a 510(k) notification for the WaveWire/WaveMap System and Wave Wire XT, which remains pending. The Company believes that this submission adequately established that this product is eligible for 510(k) clearance without clinical data. The Company believes the 300 cm FloWire also will be eligible for 510(k) clearance and plans to submit a 510(k) notification for the 300 cm FloWire once final design and development of the product has been completed. However, there can be no assurance that FDA will not require the Company to conduct a clinical study to support the Wave Wire/Wave Map submission, or submissions regarding future products, which could delay the market introduction of this product or future products, assuming 510(k) clearance can be obtained at all. There also can be no assurance that FDA will not require that this product or future products undergo the more costly, lengthy and uncertain PMA approval process.

     Labeling and promotion activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses. Cardiometrics has recommended the use of its FloWire/FloMap system with drugs that induce maximum hyperemia, such as adenosine, to measure the functional significance of coronary artery lesions. Cardiometrics believes that its original 510(k) clearance for the FloWire/FloMap system and subsequent clinical studies support the use of the FloWire/FloMap system with these types of drugs in lieu of conducting stress perfusion imaging, which involves the injection of a radioactive substance such as radionuclide thallium, to measure the impairment of blood flow to the myocardium. Adenosine has been approved by the FDA as a coronary vasodilator for use as a pharmacological agent for stress testing but not specifically with the FloWire/FloMap system. There can be no assurance that the FDA will not require Cardiometrics to submit a new 510(k) or PMA application for the FloWire/FloMap system for use with these drugs to measure the functional significance of coronary artery lesions. If the FDA requires such a submission, Cardiometrics could be prohibited from making claims regarding the use of these drugs with the FloWire/FloMap system until such submission were approved by the FDA. Such a prohibition could have a material adverse effect upon Cardiometrics' business, financial condition or results of operations. Cardiometrics has also made other modifications to its cleared devices which Cardiometrics believes do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of Cardiometrics' determinations not to submit a new 510(k) notice for any of these changes or would not require Cardiometrics to submit a new 510(k) notice for any of the changes made to these devices. If the FDA requires Cardiometrics to submit a new 510(k) notice for any device modification, Cardiometrics may be prohibited from marketing the modified device until the 510(k) is cleared by the FDA.

     Any products manufactured or distributed by Cardiometrics pursuant to the FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA including record keeping requirements and reporting of adverse experiences with the use of the device. Cardiometrics is subject to inspection on a routine basis for compliance with the FDA's GMP regulations. These regulations impose certain procedural and documentation requirements upon Cardiometrics with respect to manufacturing and quality assurance activities. The FDA has recently finalized changes to GMP requirements that, among other thing, add requirements for purchasing and pre-production design controls and maintenance of service records, and may therefore increase the cost of compliance. Cardiometrics is also subject to FDA's radiological health requirements which impose record keeping, reporting and safety requirements on manufacturers of ultrasound products. A GMP inspection of Cardiometrics' manufacturing facility was last completed in January 1995.

     Changes in existing requirements or adoption of new requirements could have a material adverse effect on Cardiometrics' business, financial condition and results of operations. Cardiometrics also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that Cardiometrics will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon Cardiometrics' ability to do business.

     International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. The FloWire/FloMap system is approved in 17 countries in addition to the U.S., including all major European countries, Canada, Australia, New Zealand, and Japan. The SmartWire/SmartMap system has been registered in Germany and France. The WaveWire/WaveMap system is undergoing registration in Japan and Europe.

     In the European Community ("EC"), a device approval process is being implemented to facilitate regulation. By June 1998, all devices will be required to have a Conformite Europeene "CE" mark to be sold in the EC. To receive a CE mark, a device must be evaluated by a Notified Body for conformity with the European Medical Device Directive (93/42/EEC). Cardiometrics received the CE mark approval for its intravascular medical devices (FloWire and SmartWire) in January 1996 after successfully undergoing an ISO 9002 quality system assessment by T.U.V. Product Service, a Munich, Germany-based Notified Body. Cardiometrics' FloMap, FloMap II, and SmartMap instruments received the CE mark approval in May 1996 and its FloWire XT guide wire received the CE mark approval in October 1996. Cardiometrics has applied for CE marks for the WaveWire guide wire and WaveMap instrument. As is the case with GMP inspections in the U.S., surveillance audits by Cardiometrics' notified body will continue in the EC on a periodic basis after receipt of CE marks.

     There can be no assurance that the necessary approvals for the use of existing and new generations of Cardiometrics' products will be granted by the FDA or other authorities on a timely basis or at all, and delays in receipt of or failure to receive such approvals, or the loss of previously received approvals, could result in the cessation of operations relating to a product or group of products and could have a material adverse effect on the business, financial condition and results of operations of Cardiometrics.

     In addition, in the U.S. there are federal and state laws which regulate the financial relationships between manufacturers of medical devices, such as Cardiometrics, and hospitals, physicians and other potential purchasers of medical devices or sources of referral related to the purchase of medical devices. The federal Medicare and Medicaid antikickback statute prohibits financial relationships designed to induce the purchase, or arranging for or recommending of the purchase, of items or services for which payment may be made under Medicare, Medicaid, or other federally funded state health care programs. Under current law, courts and the Office of Inspector General of the United States Department of Health and Human Services have stated that the statute is violated where even one purpose, as opposed to a primary or sole purpose, of the arrangement is to induce purchases. The antikickback statute contains exceptions for, among other things, properly reported discounts and compensation for bona fide employees. In addition, federal regulations establish certain "safe harbors" from liability under the antikickback statute, including further refinements of the exceptions for discounts and employee compensation. Cardiometrics' practices may not in all cases meet all of the criteria for a safe harbor from antikickback law liability. Other provisions of state and federal law provide civil and/or criminal penalties for presenting or causing to be presented for payment claims that are false or fraudulent or for items or services that were not provided as claimed. Because of the breadth of the statutory provisions described above, it is possible that some of Cardiometrics' business practices could be subject to scrutiny and challenge under one or more such laws. Such a challenge could have a material adverse effect on the business, financial condition and results of operations of Cardiometrics.

PRODUCT LIABILITY INSURANCE

     Medical device companies are subject to the risk of product liability and other claims in the event that the use of their products results in personal injury claims. Although Cardiometrics has not experienced any product liability claims to date, any such claims could have an adverse effect on Cardiometrics. Cardiometrics maintains liability insurance with per occurrence and an annual aggregate maximum coverage of $5,000,000. There can be no assurance that product liability or other claims will not exceed such insurance coverage limits or that insurance will continue to be available on commercially acceptable terms, or at all.

THIRD-PARTY REIMBURSEMENT

     Cardiometrics assists physicians and hospitals in seeking to obtain third party reimbursement for professional fees and hospital costs in connection with the use of the FloWire. In addition, Cardiometrics is working with managed care organizations and capitated providers to have the FloWire incorporated into practice guidelines. To date, use of the FloWire has received only limited reimbursement from Medicare and other third party payors. In general, when reimbursement has been denied, it has been denied because the payor has considered functional angiometry to still be investigational or has concluded that payment for the service is already bundled into payment that already has been made to the physician for other cardiac procedures.

  Professional Fees

     In the U.S., physician payment for medical services is generally based on the CPT coding system developed and maintained by the AMA. Because use of the FloWire does not currently have its own CPT code, most physicians code functional angiometry under a nonspecific cardiovascular code, which does not assure reimbursement.

     Cardiometrics is also pursuing the creation of a separate CPT code for the use of the FloWire. The AMA, which updates the CPT coding system annually, will typically request input from the ACC on coding issues related to cardiology. In past years, the ACC/AHA has advised the AMA that use of the FloWire was still considered experimental. However, Cardiometrics believes that published data of clinical outcomes involving the FloWire guide wire and the wider usage of the FloWire guide wire should result in an ACC/AHA recommendation to the AMA regarding a CPT code for functional angiometry; however, even with such ACC recommendation there can be no assurance of the AMA's adoption of a CPT code. Cardiometrics has undertaken a prospective, randomized clinical study comparing the cost of using the FloWire to the cost of performing stress perfusion imaging with thallium to determine the significance of intermediate coronary lesions identified by angiography. Preliminary presentations of the results of the Physiological Evaluation After Coronary Hyeremia ("PEACH") study indicate a significant cost advantage for the FloWire. In the event a CPT code is assigned by the AMA, the PEACH study should provide helpful guidance regarding the level of payment to be made by third party payors under such a CPT code.

     However, even if the Company is successful in obtaining a new CPT code, payees may still deny payment for use of the FloWire. With respect to Medicare, in the absence of a national coverage determination by the Health Care Financing Administration ("HCFA"), decisions concerning whether a particular item or service is "reasonable and necessary," and therefore covered, is left to the discretion of the various local Medicare carriers and fiscal intermediaries ("FIs") which administer the Medicare program. HCFA has not made a national coverage determination concerning functional angiometry. Cardiometrics believes that approximately 10 local carriers have thus far assessed the procedure. All but two have denied coverage for the procedure on the basis that the device is experimental or that the physician should not receive a separate fee for the use of the device in addition to the fee received by the physician for the angiography or angioplasty procedure. Other third-party payors have payment policies that are similar to Medicare which may result in the denial of payment for items or services that the payors determine are not medically necessary or which preclude a separate payment for the angiography procedure with the FloWire device. The scope of such payment policies and how they are applied varies across payors.

     In 1995, Aetna Life Insurance Company ("Aetna"), the country's third largest healthcare insurer, adopted a policy to provide coverage when the FloWire is used consistent with published studies to determine the significance of intermediate coronary lesions. Aetna joins General American Life Insurance Co., a Medicare Carrier in Missouri, which had earlier adopted a formal policy to cover this use of the FloWire. One other Medicare carrier will honor professional claims for the FloWire pending a formal technology assessment which is underway. Several other regional and national insurers are currently conducting formal technology assessments of the FloWire.

  Hospital Claims

     In the United States, approximately 80% of angiography procedures, and virtually all angioplasty procedures, are performed on an inpatient basis. Medicare and many private insurers reimburse hospitals for inpatient services under a prospective payment system based on DRGs. Under PPS, a hospital is paid a fixed amount for each inpatient admission based on the DRG to which the patient is assigned, which is in turn based on such factors as the patient's diagnoses and surgical procedures. There is no established separate DRG for functional angiometry. Accordingly, inpatient use of the FloWire will generally fall under the DRGs for angiography or angioplasty, and there will be no separate reimbursement for the cost of the FloWire. Similarly, Medicare and most private insurers offer no separate hospital reimbursement for other stress tests, such as stress perfusion imaging with thallium or stress echocardiography, when they are performed during the same hospital stay as angiography or angioplasty.

     At some centers, outpatient angiograms represent a significant portion of all angiograms. Unlike with inpatient procedures, Medicare currently reimburses covered hospital outpatient diagnostic procedures using a blended payment methodology that is based in part on a fee schedule amount and in part based on the hospital's reasonable costs of the procedure. Under this payment methodology, assuming that the procedure is considered to be reasonable and necessary, hospitals can be reimbursed by Medicare separately for the costs associated with the FloWire on the same basis as they are reimbursed for other diagnostic cardiac procedures performed on an outpatient basis. Private third-party payors vary in their methodologies for reimbursing hospital outpatient costs, but many payors employ methodologies that would allow for separate reimbursement of the costs associated with functional angiometry. Cardiometrics is working with hospital outpatient departments to assist them in obtaining reimbursement from Medicare and other third-party payors. In addition, the President's Budget Request for fiscal year 1998 calls for Congress to pass a prospective payment system for hospital outpatient services. If Congress were to enact such a provision, it might have an adverse impact on reimbursement for this segment of the Company's market.

     Cardiometrics is unaware of whether Medicare or any third party payors reimbursing hospitals for the costs of the FloWire have done so on the basis of a formal coverage determination. Prudential Insurance Company informed Cardiometrics in 1995 that, based on a formal technology assessment, they will provide coverage for the FloWire in these situations.

  International Reimbursement

     In international markets, Cardiometrics works with its local distributors to obtain necessary regulatory and reimbursement approvals. Cardiometrics engages local investigators to perform regionally tailored clinical outcome studies with a goal of obtaining positive review from local reimbursement agencies. In Japan, the FloWire guide wire has been approved for reimbursement by Japan's Ministry of Health since 1992.

EMPLOYEES

     As of February 15, 1997, Cardiometrics had 109 full-time employees, of whom 19 were involved in research and development, 55 in manufacturing, 22 in sales and marketing and 13 in regulatory affairs, finance and administration. Cardiometrics' employees are not covered by a collective bargaining agreement. Cardiometrics believes its relationship with its employees is good.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     Cardiometrics operates in a highly competitive environment that involves a number of risks, some of which are beyond Cardiometrics' control. The following discussion highlights some of these risks. These risks should be read in conjunction with the "Risk Factors" section included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on November 1, 1995 (Registration No. 33-96690).

  Limited Market Acceptance; User Training

     The clinical use of Cardiometrics' FloWire/FloMap system in cardiovascular applications is relatively new. The commercial success of the FloWire/FloMap system will depend, in part, upon functional angiometry achieving broader acceptance within the medical community as a clinically useful and cost-effective procedure. There can be no assurance that functional angiometry and the FloWire/FloMap system will achieve broader acceptance within the medical community. Failure of functional angiometry and the FloWire/FloMap system to achieve broader market acceptance would have a material adverse effect on Cardiometrics' business, financial condition and results of operations.

     The FloWire/FloMap, WaveWire/WaveMap and SmartWire/SmartMap systems introduce new technologies to intravascular diagnostic and interventional procedures, and new users of these products must be trained in their proper use. Accordingly, broader acceptance of Cardiometrics' principal products will depend, in part, on the number of interventional cardiologists who become trained in the use of the FloWire/FloMap system. However, there can be no assurance of the ultimate number of such persons who will become trained or the rate at which such training will occur, and the failure to train sufficient numbers of users could have a material adverse effect on Cardiometrics' business, financial condition and results of operations. Cardiometrics' WaveWire/WaveMap system has yet to be commercially introduced and currently there is only limited use of Cardiometrics' SmartWire/SmartMap system for cerebrovascular applications. Accordingly, market acceptance of the WaveWire/WaveMap and SmartWire/SmartMap systems and related user training present the same and perhaps greater risks as those associated with the FloWire/FloMap system.

  Acceptance of Cardiometrics' Products Depends Upon Results of Clinical Studies and Acceptance by Medical Community

     Clinical studies of the FloWire are in various stages of completion, and further clinical studies of the FloWire and Cardiometrics' other products are expected to be conducted in the future. Clinical studies of Cardiometrics' products which result in unfavorable or inconclusive findings could have a material adverse effect on Cardiometrics' business, financial condition and results of operations. In addition, there can be no assurance that favorable results derived from clinical studies will be conclusive enough for the medical community and payors to react positively to such findings and change practice patterns and reimbursement decisions based on such findings.

  History of Losses; Likelihood of Additional Losses; Limited Operating History

     Cardiometrics has incurred net losses since its incorporation in October 1985. As of December 31, 1996, Cardiometrics' accumulated deficit was $34.0 million, $24.2 million of which has been incurred since Cardiometrics restructured its operations in 1990. Cardiometrics expects to incur additional losses until sufficient sales of its FloWire guide wires are achieved. Cardiometrics did not begin shipping products in volume until 1991. Cardiometrics' limited operating history makes the prediction of future operating results difficult or impossible to make. There can be no assurance that Cardiometrics will be able to achieve significant growth in sales or generate profits in the future and failure to do so would have a material adverse effect on Cardiometrics' business, financial condition and results of operations.

  Uncertainties Relating to Merger

     There can be no assurance that the pending Merger will be consummated or that if consummated that it will result in any operating or strategic benefits. In addition, in connection with the Reorganization Agreement entered into with EndoSonics and the pending Merger, Cardiometrics has incurred and expects to incur substantial direct transaction costs, including investment banking, legal, accounting, registration and printing fees. These transaction costs will have a short-term adverse effect upon the financial results of Cardiometrics.

  Dependence on Third Party Reimbursement

     In the U.S., demand for Cardiometrics' products is dependent in part on the reimbursement policies of various public and private third-party payors. Physicians generally are paid for medical services based upon the Current Procedural Terminology ("CPT") coding system developed and maintained by the American Medical Association ("AMA"). Currently, there is no CPT code specifically for functional angiometry, and physicians using the FloWire are not assured payment from third party payors for their professional services in connection with the FloWire.

     Under the Medicare statute, Medicare generally will not cover items or services that are "not reasonable or necessary" for the diagnosis or treatment of illness or injury. The Health Care Financing Administration ("HCFA"), has not made a national coverage determination concerning functional angiometry. All but two local Medicare carriers and fiscal intermediaries ("FIs") which have assessed the procedure have denied coverage for the procedure on the basis that the device is experimental or that the physician should not receive a separate fee for the use of the device in addition to the fee received by the physician for the angiography or angioplasty procedure. There is no assurance that the

Medicare carriers and FIs will conclude that functional angiometry should be covered by Medicare and that separate reimbursement should be made to physicians for functional angiometry in addition to the reimbursement they receive for other cardiac procedures. Other third-party payors have payment policies that are similar to Medicare which may result in the denial of payment for the FloWire or services related to the FloWire.

     Medicare and many private insurers reimburse hospital inpatient services through a prospective payment system ("PPS") based on Diagnostic Related Groups ("DRGs"). Under PPS, a hospital is paid a fixed amount for each inpatient admission based on the DRG to which the patient is assigned, which is based on such factors as the patient's diagnoses and surgical procedures. There is no established separate DRG for functional angiometry; accordingly, performance of functional angiometry on an inpatient basis during angiography and angioplasty typically will be reimbursed under the DRGs for such procedures, but would not result in separate reimbursement for the cost of the FloWire guide wire.

     Internationally, there are various national and regional reimbursement systems and policies which influence demand for Cardiometrics' products. Accordingly, broader international demand for Cardiometrics' products will depend, in part, on Cardiometrics' ability to develop and implement specific reimbursement strategies for each nation or region where a potential market for Cardiometrics' products exists.

     There can be no assurance that separate reimbursement for the FloWire will ever be available under an existing or newly established DRG or CPT code, or that future reimbursement policies of payors will not adversely affect Cardiometrics' ability to sell the FloWire on a profitable basis in the U.S. or abroad. The failure of hospitals and other users of Cardiometrics' products to obtain sufficient reimbursement from third party payors or adverse changes in the reimbursement policies of government and private third party payors toward procedures employing Cardiometrics' products could have a material adverse effect on Cardiometrics' business, financial condition and results of operations.

  Uncertainty of Health Care Cost Constraints

     There are widespread efforts to control health care costs in the U.S. and worldwide. Cardiometrics believes that government and private efforts to contain or reduce health care costs are likely to continue. These trends may lead third-party payors to decline or limit reimbursement for Cardiometrics' products, which could negatively impact the pricing and profitability of, or demand for, Cardiometrics' products. There can be no assurance that legislative or regulatory health care reform, if enacted, would not result in a material adverse impact on the business, financial condition or results of operations on Cardiometrics.

  Reliance on Patents and Proprietary Technology; Risk of Patent Infringement and Litigation

     Cardiometrics holds 17 issued U.S. patents associated with its principal products and has eight pending U.S. patent applications. Cardiometrics has also filed a number of counterpart patent applications internationally. There can be no assurance, however, that Cardiometrics' patent applications will issue as patents or that any issued patents will provide competitive advantages for Cardiometrics' products or will not be successfully challenged or circumvented by competitors. The field of devices for the diagnosis and treatment of cardiovascular disease is covered by a large and increasing number of patents and patent applications. There can be no assurance that Cardiometrics' products do not infringe upon the patent rights and other intellectual property rights of others. Since patent applications in the U.S. are maintained in secrecy until patents issue, and since publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, Cardiometrics cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions.

     There has been substantial litigation regarding the infringement of patent, trademark and other intellectual property rights among medical device companies. In the future, Cardiometrics may find such litigation necessary to enforce patents issued to Cardiometrics, to protect trade secrets, trademarks and other intellectual property rights held by Cardiometrics, to defend Cardiometrics against claims of infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could involve significant expense to Cardiometrics and could divert the attention of Cardiometrics' technical and management personnel. Moreover, agreements with a number of its distributors require that Cardiometrics indemnify such distributors against costs, expenses and liabilities relating to such litigation and, despite these obligations of Cardiometrics, distributors may decide to reduce or end their selling efforts until an infringement dispute is resolved or settled. Cardiometrics may be required to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions, which could also result in substantial cost to Cardiometrics. Adverse determinations in connection with such litigation or proceedings could subject Cardiometrics to significant liabilities, prevent Cardiometrics from manufacturing or selling its products or result in distributors becoming unwilling to distribute Cardiometrics' products. In such events, Cardiometrics may seek licenses from third parties or attempt to redesign its products or processes to avoid infringement; however, there can be no assurance that such licenses would be available or, if available, would be on terms acceptable to Cardiometrics or that Cardiometrics would be successful in any attempt to redesign its products or processes to avoid infringement.

     Cardiometrics is dependent upon its proprietary technology and seeks to protect such technology through a combination of confidentiality agreements and trade secrets, in addition to patents and patent applications covering various aspects of its existing and future technology. In connection with Cardiometrics' trade secrets and confidentiality agreements, there can be no assurance that the obligation to maintain the confidentiality of trade secrets or other proprietary information of Cardiometrics will not be breached by employees or consultants or that Cardiometrics' trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors in such a manner that Cardiometrics has no practical recourse.

  International Sales; Currency Fluctuations

     Cardiometrics sells its products outside of the U.S. through 20 international distributors. International sales represented approximately 72%, 76% and 75% of Cardiometrics' total sales in 1994, 1995 and 1996, respectively. Cardiometrics believes that international sales will continue to represent a significant portion of its sales and play a significant role in its future growth and success. Accordingly, if a significant number of its international distributors were to experience financial difficulties, or otherwise become unable or unwilling to promote, sell or pay for Cardiometrics' products, Cardiometrics' business, financial condition, and results of operations could be adversely affected. Although Cardiometrics' sales to international distributors are denominated in U.S. dollars, its international business may be affected by changes in demand resulting from fluctuations in currency exchange rates. Additional risks inherent in Cardiometrics' international business activities include the burdens of monitoring and complying with a wide variety of foreign laws, regulatory requirements and reimbursement practices, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in collecting payment, difficulties in managing international operations and potentially reduced protection for intellectual property. There can be no assurance that such factors will not have a material adverse effect on Cardiometrics' future international sales and, consequently, Cardiometrics' business, financial condition or results of operations.

  Concentration of Sales in Japan

     Sales to its distributor for Japan represented approximately 34%, 37% and 41% of Cardiometrics' total sales in 1994, 1995 and 1996, respectively. Cardiometrics expects that sales in Japan will continue to represent a significant portion of its sales. Cardiometrics believes that its sales in Japan are due, in part, to the official reimbursement status granted to the FloWire/FloMap system by Japan's Ministry of Health in 1992. Regulatory approvals for the FloWire/FloMap system were obtained in the name of

Cardiometrics' distributor for Japan, who has agreed to assign the approvals to Cardiometrics upon termination of the distribution agreement, which under its current terms will expire in 1999, and upon reimbursement by Cardiometrics of reasonable expenses incurred by the distributor in obtaining the official reimbursement status and other government approvals in connection with the FloWire/FloMap system. Cardiometrics' sales in Japan could decline materially as a result of a change in the official reimbursement status of the FloWire/FloMap system or difficulties in obtaining the assignment of regulatory approvals upon termination of the existing exclusive distribution agreement for Japan, as well as by factors generally influencing international sales. There can be no assurances that such developments will not occur. A material decline in Cardiometrics' sales in Japan would have a material adverse effect on Cardiometrics' business, financial condition and results of operations.

  Risk of Technological Obsolescence

     The interventional cardiology market is characterized by rapid technological innovation and change. Many companies are engaged in research and development of new devices and alternative methods to diagnose and treat coronary artery disease, including new or improved medical devices and pharmaceutical products. Cardiometrics' products could be rendered obsolete as a result of future innovations.

  Dependence on Limited Number of Products; Risk of New Product Development

     Virtually all of Cardiometrics' sales have been derived from sales of the FloWire/FloMap system. Although additional products are being developed, such as the WaveWire/WaveMap system, such development efforts are subject to significant risks, including the risks of obtaining regulatory approvals and manufacturing new products in commercial volumes. There can be no assurance that Cardiometrics' development efforts will be successful or, even if successful, that resulting products would receive market acceptance, generate significant sales or result in gross profits. Accordingly, Cardiometrics believes that the FloWire/FloMap system will continue to account for a significant portion of Cardiometrics' total revenue for at least the foreseeable future. Cardiometrics' future operating results, particularly in the near term, are significantly dependent upon market acceptance of the FloWire/FloMap system and the successful introduction of the WaveWire/WaveMap system. Because virtually all of Cardiometrics' sales are derived from the FloWire/FloMap system, failure to achieve broader market acceptance of the FloWire/FloMap system as a result of competition, technological change or other factors and the failure to successfully market any new or enhanced products would have a material adverse effect on the business, operating results and financial condition of Cardiometrics.

  Competition

     Competition from products which help to diagnose and treat cardiovascular disease is intense and may increase. Stress testing systems, intravascular pressure devices, intravascular ultrasound imaging devices and catheter based Doppler systems are currently being used in diagnosing and assessing cardiovascular disease and compete directly or indirectly with the FloWire/FloMap system and the WaveWire/WaveMap system under development. Many of the companies selling products which employ such technologies have developed an installed base significantly larger than Cardiometrics' installed base. The high purchase prices paid for equipment associated with these technologies may make current users of products employing such technologies reluctant to abandon investments in such equipment to use the FloWire/FloMap system. Moreover, there can be no assurance that existing and future competitors of Cardiometrics will not modify existing products or develop new products that compete with Cardiometrics' FloWire/FloMap system and the WaveWire/WaveMap system.

     Companies whose products employ competing technologies or who may develop products which could directly compete with Cardiometrics' products may ultimately offer products that are more effective or less costly than those developed and marketed by Cardiometrics. Many of Cardiometrics' competitors and potential competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources than Cardiometrics and are engaged in research and development of new devices and alternative methods to diagnose, treat and prevent cardiovascular disease, including new or improved angioplasty, atherectomy and other devices and pharmaceutical agents. Introduction of such devices and alternative methods could hinder Cardiometrics' ability to compete effectively and could have a material adverse effect on its business, financial condition and results of operations.

  Quarterly Fluctuations in Operating Results

     Results of operations have varied and may continue to fluctuate significantly from quarter to quarter and will depend upon numerous factors, including (i) timing of regulatory approvals, (ii) new product introductions,
(iii) competition, (iv) sales under distributor agreements, (v) Cardiometrics' ability to manufacture its products efficiently, (vi) timing of research and development expenses, including clinical outcome studies, and (vii) seasonal factors in markets, particularly Europe. Since typically there are fewer elective interventional procedures during the summer months due to vacation schedules of patients and health care providers, especially in Europe, sales of Cardiometrics' products frequently slow during July and August. Cardiometrics expects that its quarterly operating results will fluctuate in the future as a result of these and other factors. Due to such past and future quarterly fluctuations in operating results, quarter-to-quarter comparisons of Cardiometrics' operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance or annual operating results.

  FDA and Other Government Regulation

     The manufacturing and marketing of Cardiometrics' products are subject to extensive and rigorous regulation by numerous governmental authorities, principally the U.S. Food and Drug Administration (the "FDA") and corresponding state and foreign agencies. The regulatory process is lengthy, expensive and uncertain. Prior to commercial sale in the U.S., most medical devices, including Cardiometrics' products under development, must be cleared or approved by the FDA. Product clearances and approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. Foreign governments also have review processes for new products which present many of the same risks. There can be no assurance that Cardiometrics will be able to obtain necessary regulatory clearances or approvals on a timely basis, if at all, for any of its products under development, and delays in receipt of or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on Cardiometrics' business, financial condition and results of operations. Cardiometrics also is subject to routine inspection by the FDA and certain foreign and state agencies, such as the Food and Drug Branch of the California Department of Health Services, for compliance with Good Manufacturing Practices ("GMP") requirements and other applicable regulations. Noncompliance with applicable regulatory requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, and criminal prosecution.

     Cardiometrics believes that its success will be significantly dependent upon commercial sales of improved versions and new applications of its guide wires. Cardiometrics will not be able to market these new products in the U.S. unless and until Cardiometrics obtains 510(k) premarket clearance or premarket approval ("PMA") from the FDA. In general, it takes from four to 12 months from submission to obtain 510(k) premarket clearance, but it may take longer. The FDA review of a PMA application generally takes one to two years from the date the PMA application is accepted for filing, but also may take significantly longer. The review time is often significantly extended by the FDA asking for more information, including additional clinical trials, or clarification of information already provided. A number of devices for which FDA approval has been sought by other companies have never been approved for marketing. The time required to obtain approval from a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. In the near future, all devices will be required to have a "CE Mark" to be sold in the European Community ("EC"). Cardiometrics recently obtained the CE Mark for its FloWire and SmartWire products, but there can be no assurance that CE Marks will be obtained for Cardiometrics' other or future products.

     Intravascular guide wires generally have been regulated as Class II devices eligible for 510(k) clearance. Cardiometrics' current FloWire, AccuTrac and SmartWire product lines have all been cleared through the 510(k) process. In December 1996, the Cardiometrics submitted a 510(k) notification for the WaveWire/WaveMap System and Wave Wire XT, which remains pending. Cardiometrics believes that this submission adequately establishes that this product is eligible for 510(k) clearance without clinical data. The Company believes the 300 cm FloWire also will be eligible for 510(k) clearance and plans to submit a 510(k) notification for the 300 cm FloWire once final design and development of the product has been completed. However, there can be no assurance that FDA will not require Cardiometrics to conduct a clinical study to support the WaveWire/WaveMap submission, or submissions regarding future products, which could delay the market introduction of this product or future products, assuming 510(k) clearance can be obtained at all. There also can be no assurance that FDA will not require that this product or future products undergo the more costly, lengthy and uncertain PMA approval process.

     Labeling and promotion activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses. Cardiometrics has recommended the use of its FloWire/FloMap system with drugs that induce maximum hyperemia (maximum blood flow), such as adenosine and papaverine, to measure the functional significance of coronary artery lesions. There can be no assurance that the FDA will not require Cardiometrics to submit a new 510(k) or PMA application for the FloWire/FloMap system for use with these drugs to measure the functional significance of coronary artery lesions. If the FDA requires such a submission, Cardiometrics could be prohibited from making claims regarding the use of these drugs with the FloWire/FloMap system until such submission were approved by the FDA. Such a prohibition could have a material adverse effect upon Cardiometrics' business, financial condition and results of operations. Cardiometrics has also made other modifications to its cleared devices which Cardiometrics believes do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of Cardiometrics' determinations and not require Cardiometrics to submit a new 510(k) notice for any of the changes made to these devices. If the FDA requires Cardiometrics to submit a new 510(k) notice for any device modification, Cardiometrics may be prohibited from marketing the modified device until the 510(k) is cleared by the FDA.

     In addition, in the U.S. there are federal and state antikickback laws which regulate the financial relationships between manufacturers of medical devices, such as Cardiometrics, and hospitals, physicians and other potential purchasers of medical devices or sources of referral related to the purchase of medical devices. Cardiometrics' practices may not in all cases meet all of the criteria that have been established for a safe harbor from antikickback law liability. Other provisions of state and federal law provide civil and/or criminal penalties for presenting or causing to be presented for payment claims that are false or fraudulent, or for items or services that were not provided as claimed. Because of the breadth of such statutory provisions, it is possible that some of Cardiometrics' business practices could be subject to scrutiny and challenge under one or more such laws. Such a challenge could have a material adverse effect on the business, financial condition and results of operations of Cardiometrics.

  Dependence on Key Personnel

     Cardiometrics is dependent upon a limited number of key management, sales and technical personnel. Cardiometrics' future success will depend in part upon its ability to attract and retain highly qualified personnel. Cardiometrics faces competition for such personnel from other companies, academic institutions, government entities and other organizations. As a result, there can be no assurance that Cardiometrics will be successful in hiring or retaining qualified personnel. Cardiometrics carries key man insurance on each of its officers. The employment agreements Cardiometrics has with its officers do not provide for a specific term of employment. Therefore, officers and other key personnel could leave the employ of Cardiometrics with little or no prior notice. Loss of key personnel, especially if such loss is without advance notice, or the inability to hire or retain qualified personnel could have a material adverse effect on Cardiometrics' business, financial condition and results of operations.

  Financial Exposure to Product Liability Claims

     Cardiometrics faces the risk of financial exposure to product liability claims alleging that the use of Cardiometrics' products resulted in adverse effects. Cardiometrics' products are often used in life-threatening situations and are used in the brain, where there is a high risk of serious injury or death. Such risks will exist even with respect to those products that have received, or in the future may receive, regulatory approval for commercial sale. Cardiometrics has taken and will continue to take what it believes are appropriate precautions, including obtaining product liability insurance, to minimize its exposure to liability. However, there can be no assurance that Cardiometrics will avoid significant product liability claims and attendant adverse publicity. Furthermore, there can be no assurance that Cardiometrics' product liability insurance is adequate or that such insurance coverage will remain available at acceptable costs. A successful claim brought against Cardiometrics in excess of its insurance coverage could have a material adverse effect on Cardiometrics' business, financial condition and results of operations. Additionally, adverse product liability actions could negatively affect market acceptance of Cardiometrics' products, third-party payors' willingness to reimburse Cardiometrics' customers for use of Cardiometrics' products, and Cardiometrics' ability to obtain and maintain regulatory approval for its products.

  Limited Manufacturing Experience

     To date, Cardiometrics' manufacturing activities have consisted primarily of manufacturing and assembling components of the FloWire/FloMap system and has not yet manufactured the WaveWire/WaveMap system in commercial quantities. In the event that sales of the FloWire/FloMap system increases substantially, Cardiometrics would be required to increase its current production volumes and in the event the WaveWire/WaveMap system achieves regulatory approval, Cardiometrics plans to establish commercial scale manufacturing of such product. There can be no assurance that current FloWire/FloMap manufacturing yields and efficiencies will be maintained at increased production volumes or that adequate WaveWire/WaveMap manufacturing yields and efficiencies will be achieved. Failure to increase or establish production volumes in a timely or cost-effective manner could have a material adverse effect on sales of Cardiometrics' products and on Cardiometrics' business, financial condition and results of operations.

  Single Source Components and Processes

     Cardiometrics purchases certain components and processes from single-source vendors, with whom Cardiometrics does not have long-term supply agreements. Any supply interruption from these vendors would have a material adverse effect on Cardiometrics' ability to manufacture its products until a new qualified source of supply is obtained and, as a result, could have a material adverse effect on Cardiometrics' business, financial condition and results of operations. While Cardiometrics has a long-term contract with a single-source vendor of a critical component of Cardiometrics' WaveWire guide wire; Cardiometrics is not aware of an alternative source for such component. Accordingly, a disruption in the operations of such vendor could have an adverse effect on Cardiometrics' business, financial condition and results of operations.

EXECUTIVE OFFICERS

     The executive officers of Cardiometrics, and their ages as of March 1, 1997, are as follows:

NAME                              AGE                           POSITION
------------------------------    ----    ----------------------------------------------------
Menahem Nassi, Ph.D...........     48     President, Chief Executive Officer, Director
Claire Andrews................     42     Vice President, Regulatory, Quality and Clinical
Robert C. Colloton............     38     Vice President, Marketing
Jeffrey S. Frisbie............     47     Vice President, Research and Development
Stanley Levy, Jr..............     44     Vice President, Manufacturing
Robert Y. Newell, IV..........     48     Vice President, Finance and Administration, Chief
                                            Financial Officer and Secretary
Kevin P. Rhatigan.............     42     Vice President, U.S. Sales
Michael J. Sorna..............     54     Vice President, International Sales and Operations

     The officers of Cardiometrics are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships between any of the directors or executive officers of Cardiometrics.

     MENAHEM NASSI, PH.D. has served as President and Chief Executive Officer since 1991 and as a Director since 1990. In 1990, Dr. Nassi was named General Manager and became responsible for building Cardiometrics under its new FloWire product focus. Prior to that, he was Cardiometrics' Vice President, Research and Development from 1988 to 1990. From 1981 to 1988, Dr. Nassi worked at Diasonics, Inc., a medical imaging company, most recently as Director of Engineering and Research and Development. Prior to Diasonics, Dr. Nassi worked in both the x-ray imaging and ultrasound divisions of Varian Associates and Elscint, Inc. Dr. Nassi received B.S. and M.S. degrees in mechanical engineering from the Technion, Israel Institute of Technology, and a M.S. degree in electrical engineering and a Ph.D. degree in bioengineering from Stanford University.

     CLAIRE ANDREWS has served as Vice President Regulatory, Quality and Clinical since January 1997 and as Director, Regulatory, Quality and Clinical from February 1996 to 1997. Before joining Cardiometrics, Ms. Andrews held various management positions in regulatory, quality and clinical affairs at Physiometrix, Lumisys and Diasonics. Ms. Andrews has over fifteen years experience in the medical device industry, including obtaining the first marketing approval for an MRI scanner in the United States.

     ROBERT C. COLLOTON has served as Vice President, Marketing since January 1996 and from 1993 to 1994. During 1994 and 1995, he was Vice President, Marketing and U.S. Sales. Prior to joining Cardiometrics, Mr. Colloton worked in a variety of marketing positions at SciMed Life Systems, Inc., a manufacturer of angioplasty devices, from 1989 to 1993, most recently as SciMed's Group Product Marketing Director for balloon angioplasty catheters. He has also held sales and marketing positions with Boston Scientific and Johnson & Johnson. Mr. Colloton earned a B.S. degree in marketing from Miami University, Ohio.

     JEFFREY S. FRISBIE has served as Vice President, Research and Development since 1993, as Director of Research and Development, Disposables from 1991 to 1993 and as a Senior Project Engineer from 1988 to 1991. He was also manager of the Dilatation Catheter Development Group at Advanced Cardiovascular Systems for several years. Mr. Frisbie received a B.S. degree in bioengineering from the University of California, San Diego and is the inventor or co-inventor of over ten U.S. and foreign patents.

     STANLEY LEVY, JR. has served as Vice President, Manufacturing since September 1996, as Director of Research and Development, Instrumentation, from 1992 to 1996, and as Manager of Research and Development, Instrumentation, from 1988 to 1992, and as Senior Project Engineer from 1987 to 1988. Mr. Levy has directed instrument manufacturing since 1991. Mr. Levy has held engineering design, consulting and management positions at Phase 2 Automation, Diasonics and Measurex Corporation. Mr. Levy received a B.S. and M.S. degree in Electrical Engineering from Stanford University.

     ROBERT Y. NEWELL, IV has served as Vice President, Finance and Administration, and Chief Financial Officer since 1992 and as Secretary since 1995. Prior to joining Cardiometrics, Mr. Newell co-founded Beta Phase, Inc., a high performance connector company, in 1985, where he served as a director and Vice President of Finance. Mr. Newell received a B.A. degree in mathematics from the College of William and Mary and an M.B.A. degree from Harvard University.

     KEVIN P. RHATIGAN has served as Vice President, U.S. Sales since January 1996. Prior to Cardiometrics, Mr. Rhatigan spent ten years with Baxter Healthcare Corporation in various sales, sales training and product and sales management positions, most recently as Director of Sales for the interventional products division. Mr. Rhatigan received a B.A. in economics from the University of South Florida.

     MICHAEL J. SORNA has served as Vice President, International Sales and Operations since 1994 and as Vice President of Sales and Marketing from 1991 to 1994. Before joining Cardiometrics, Mr. Sorna served as Director of Sales at Cardiovascular Imaging Systems, Inc., a leading intravascular ultrasound imaging company, from 1989 to 1991. Mr. Sorna has more than 20 years of experience in the cardiovascular industry. Mr. Sorna earned a B.S. degree in premedicine/dentistry from Eastern Michigan University.

ITEM 2.  PROPERTIES

     Cardiometrics leases two facilities in Mountain View, California with a combined total of 20,000 square feet. The larger facility, encompassing 16,000 square feet, includes a 2,300 square foot Class 100,000 clean room as well as guide wire manufacturing, inventory storage, laboratory and office space. The smaller 4,000 square foot facility includes space for instrument manufacturing and research and development. Cardiometrics' lease for the smaller facility expires in March 1997, upon which Cardiometrics will occupy such facility pursuant to a month-to-month tenancy. Cardiometrics believes its facilities will be adequate through 1997.

ITEM 3.  LEGAL PROCEEDINGS

     On or about January 28, 1997, an alleged class action complaint was filed by a Cardiometrics stockholder in the New Castle County Delaware Court of Chancery. The complaint names Cardiometrics, EndoSonics, the directors of Cardiometrics, two officers of Cardiometrics (one of whom is a director), and a former director of Cardiometrics as defendants, and alleges, among other things, that the individual defendants breached and are breaching their fiduciary and other duties to plaintiff and other members of the purported class and that EndoSonics knowingly aided and abetted such breaches. Plaintiff seeks (i) injunctive relief to prevent the consummation of the Merger, (ii) if the Merger is consummated, rescission of the Merger or payment of rescissory damages, (iii) an accounting by the defendants, individually and severally, to members of the class for their damages and defendants' profits by reason of the allegations contained in the complaint, (iv) payment to the plaintiff of the costs and expenses of the action, including reasonable counsel and expert fees, and (v) any other and further relief as the Court deems just and proper. Cardiometrics believes the complaint is without merit and intends to vigorously defend itself and the named individual defendants against the allegations in the complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     Cardiometrics Common Stock is traded on the Nasdaq National Market under the symbol "CFLO." The following table sets forth, for the periods indicated, the quarterly high and low sales prices per share of Cardiometrics Common Stock.

                                                                 HIGH         LOW
                                                               --------     --------
        Fiscal 1995*
          Fourth Quarter.....................................  $  9.250     $  5.500
        Fiscal 1996
          First Quarter......................................     9.250        6.375
          Second Quarter.....................................     8.000        5.625
          Third Quarter......................................     6.375        4.000
          Fourth Quarter.....................................     6.000        3.875

---------------
* The Common Stock of Cardiometrics was not publicly traded until November 1995.

     As of March 18, 1997, there were approximately 104 stockholders of record and approximately 700 beneficiary holders of Cardiometrics' Common Stock. Cardiometrics' stock price may be subject to significant volatility.

DIVIDEND POLICY

     Cardiometrics has never paid cash dividends on its Common Stock and does not anticipate the payment of such dividends in the foreseeable future. The Board of Directors of Cardiometrics presently intends to continue a policy of retaining all earnings to finance the further development of its business.

ITEM 6.  SELECTED FINANCIAL DATA

     The data set forth below should be read in conjunction with the financial statements, related notes and other financial information included elsewhere in this Form 10-K.

                                                         YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------
                                          1996        1995        1994        1993        1992
                                         -------     -------     -------     -------     -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Sales..................................  $14,003     $11,112     $ 9,006     $ 8,510     $ 5,045
Cost of sales..........................    5,214       4,730       4,213       4,853       2,854
                                         -------     -------     -------     -------     -------
Gross profit...........................    8,789       6,382       4,793       3,657       2,191
Operating expenses:
  Research and development.............    3,279       2,259       2,960       2,296       1,754
  Selling, general and
     administrative....................    8,682       6,549       5,375       5,709       3,449
                                         -------     -------     -------     -------     -------
Total operating expenses...............   11,961       8,808       8,335       8,005       5,203
                                         -------     -------     -------     -------     -------
Loss from operations...................   (3,172)     (2,426)     (3,542)     (4,348)     (3,012)
Other income (expense), net............      994         220         (27)         24          99
                                         -------     -------     -------     -------     -------
Net loss...............................  $(2,178)    $(2,206)    $(3,569)    $(4,324)    $(2,913)
                                         =======     =======     =======     =======     =======
Pro forma net loss per share(1)........  $ (0.32)    $ (0.45)    $ (0.83)
                                         =======     =======     =======
Shares used in computing pro forma net
  loss per share(1)....................    6,834       4,850       4,295
                                         =======     =======     =======

                                                         YEAR ENDED DECEMBER 31,
                                          1996        1995        1994        1993        1992
                                         -------     -------     -------     -------     -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
GEOGRAPHIC SALES DATA:
Japan..................................  $ 5,800     $ 4,061     $ 3,022     $ 2,741     $ 1,668
United States..........................    3,446       2,701       2,549       3,486       2,093
Europe and other.......................    4,757       4,350       3,435       2,283       1,284
SUPPLEMENTAL OPERATING DATA:
Cumulative shipments of FloMap
  instruments at end of period.........      491         388         296         201         110
FloWire devices sold in period.........   20,709      14,369      13,208      11,924       4,416

                                                           DECEMBER 31,
                                   ------------------------------------------------------------
                                     1996         1995         1994         1993         1992
                                   --------     --------     --------     --------     --------
                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents........  $ 17,439     $ 20,725     $  3,773     $  4,057     $  3,179
Working capital..................    21,954       24,008        5,806        6,202        4,469
Total assets.....................    25,039       26,730        8,826        8,712        6,433
Total long term obligations......        47          223          398          614          414
Accumulated deficit..............   (34,031)     (31,853)     (29,647)     (26,078)     (21,754)
Stockholders' equity.............    22,843       24,694        6,440        6,908        5,072

---------------
(1) See Note 1 of Notes to Cardiometrics' Financial Statements for information concerning the computation of pro forma net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors That May Affect Future Results" in Item 1 of this Report beginning on page 17, and the risks discussed in the "Risk Factors" sections included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on November 1, 1995 (Reg. No. 33-96690).

GENERAL

     Cardiometrics was founded in 1985 to develop a catheter based system for the continuous measurement of cardiac output utilizing Doppler ultrasound techniques. In 1990, Cardiometrics discontinued development of its continuous cardiac output measurement device due to Cardiometrics' assessment of the product's inability to meet the performance expectations of the market. At this time, Cardiometrics restructured its operations under new management to focus on a new business strategy: the development and commercialization of the FloWire/FloMap system.

     In 1991, Cardiometrics received FDA 510(k) clearance for its 0.018" FloWire and began marketing and selling the FloWire primarily to clinical research sites in the U.S., Europe and Japan. During 1992, the Japanese Ministry of Health granted the FloWire/FloMap system official reimbursement status, resulting in significant sales growth in Japan and in the U.S., and Cardiometrics received FDA clearance for its 0.014" FloWire. In 1993, Cardiometrics substantially increased its manufacturing capacity, including adding a second shift, to meet significant back orders for the 0.014" FloWire product in Japan. After supplying the FloWire devices to meet the back orders, Cardiometrics adjusted its manufacturing capacity to one shift and reduced its manufacturing headcount.

     During 1993, increasing uncertainty concerning health care reform slowed capital expenditures on medical equipment in the United States. In response, Cardiometrics changed its U.S. marketing approach in 1994, from a capital equipment focus to an emphasis on routine clinical usage of the FloWire and resulting sales of disposable devices. In the U.S. market, Cardiometrics began offering hospitals the option to obtain the use of the FloMap in exchange for a commitment to purchase a minimum number of FloWire devices per month for a period of one to two years. This change was accompanied by a reduction and reorganization of the U.S. sales force and resulted in a decrease in FloMap sales.

     In 1994 Cardiometrics continued to invest in clinical outcome studies and to develop its sales and marketing capabilities. In August 1995, Cardiometrics introduced its FloMap II product, a compact version of the FloMap, for installation in each cath lab room, at a lower price point than the portable but freestanding FloMap.

     In November 1995, Cardiometrics completed an initial public offering of 2,200,000 shares of common stock with net proceeds of $17.6 million.

     Based on the outcome of the DEBATE clinical study presented in early 1996, Cardiometrics began to focus its sales and marketing efforts on the use of the FloWire to assess post-procedural results of angioplasty. To support this new focus, two new clinical studies, DESTINI-CFR and DEBATE II, were started in the second half of 1996. In December 1996, Cardiometrics filed a FDA 510(k) premarket notification for the WaveWire/WaveMap pressure system, and its first clinical use was demonstrated in Europe during the same month.

     On January 26, 1997, Cardiometrics, EndoSonics Corporation, a Delaware Corporation ("EndoSonics"), and River Acquisition Corporation, a Delaware Corporation and a wholly owned subsidiary of EndoSonics ("Merger Sub"), entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"), pursuant to which Merger Sub will be merged with and into Cardiometrics (the "Merger"), with Cardiometrics surviving the Merger and becoming a wholly owned subsidiary of EndoSonics. The consummation of the Merger is subject, among other things, to the approval of the Merger by the stockholders of Cardiometrics, at a stockholders meeting currently expected to be held in May 1997 and the satisfaction of certain other closing conditions.

     Cardiometrics has not been profitable since inception and, as of December 31, 1996, had an accumulated deficit of $34.0 million, $24.2 million of which has been incurred since Cardiometrics restructured its operations in 1990. Further growth in the sales volume of Cardiometrics' products and the resulting gross profit will be needed to offset future investments in research and development, principally clinical outcome studies, and selling, general and administrative expenses.

RESULTS OF OPERATIONS

     The following table sets forth certain selected statement of operations information of Cardiometrics as a percentage of sales for the periods indicated.

                                                                     YEAR ENDED DECEMBER
                                                                             31,
                                                                    ---------------------
                                                                    1996     1995     1994
                                                                    ---      ---      ---
    Percentage of Sales
    Sales.........................................................  100%     100%     100%
    Cost of sales.................................................   37       43       47
                                                                    ---      ---      ---
    Gross margin..................................................   63       57       53
    Operating expenses:
      Research and development....................................   24       20       33
         Selling, general and administrative......................   62       59       60
                                                                    ---      ---      ---
    Total operating expenses......................................   86       79       93
    Loss from operations..........................................  (23)     (22)     (40)
    Interest income (expense), net................................    7        2       --
                                                                    ---      ---      ---
    Net loss......................................................  (16)%    (20)%    (40)%
                                                                    ===      ===      ===

  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Sales. Sales increased 26% during the period ended December 31, 1996 over the period ended December 31, 1995 to $14,003,000 from $11,112,000. This increase was primarily the result of an increase in sales of FloWire units, primarily in Japan and the U.S., and, to a lesser extent, an increase in the average realized selling price of FloWire units. These increases were partially offset by decreases in sales of AccuTrac, SmartMap and SmartWire units.

     Cost of sales. Cost of sales increased 10% during the period ended December 31, 1996 over the period ended December 31, 1995 to $5,214,000 from $4,730,000. Cost of sales as a percentage of sales decreased to 37% in the period ended December 31, 1996 from 43% in the period ended December 31, 1995. This decrease was the result of a greater percentage of FloWire sales, which carry higher gross margins than instrument sales. The decrease was also the result of unit manufacturing cost reductions for FloWire devices. These cost reductions were achieved through lower manufacturing overhead cost per unit due to increased volumes.

     Research and development. Research and development expenses increased 45% for the period ended December 31, 1996 over the period ended December 31, 1995 to $3,279,000 from $2,259,000. As a percentage of sales, research and development expenses increased to 24% in the period ending December 31, 1996 from 20% in the period ended December 31, 1995. The increase was primarily the result of increased spending on clinical studies, which Cardiometrics includes in research and development expenses. These studies include DESTINI-CFR and DEBATE II, which were new studies commenced in 1996 and which will continue in 1997 and 1998. The increase in research and development was also the result of and increased spending for personnel and outside services related to new product development. Cardiometrics plans to continue its expenditures in research and development, including additional clinical studies.

     Selling, general and administrative. Selling, general and administrative expenses increased 33% in the period ended December 31, 1996 over the period ended December 31, 1995 to $8,682,000 from $6,549,000. As a percentage of sales, selling, general and administrative expenses increased to 62% in the period ending December 31, 1996 from 59% in the period ended December 31, 1995. This increase relates primarily to expenses associated with increased sales volumes, marketing programs, external corporate reporting and increased staffing and associated expenses.

  Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Sales. Sales increased 23% during the period ended December 31, 1995 over the period ended December 31, 1994 to $11,112,000 from $9,006,000. This was primarily the result of an increase in the average realized selling price for the FloWire units and, to a lesser extent, an increase in sales volume of FloWire units and to the introduction of the AccuTrac angioplasty guide wire.

     Cost of sales. Cost of sales increased 12% during the period ended December 31, 1995 over the period ended December 31, 1994 to $4,730,000 from $4,213,000. Cost of sales as a percentage of sales decreased to 43% in the period ended December 31, 1995 from 47% in the period ended December 31, 1994. This decrease is principally the result of unit manufacturing cost reductions for FloWire devices. These cost reductions were achieved through lower manufacturing overhead cost per unit due to increased volumes and manufacturing efficiencies, such as Just In Time techniques to reduce throughput time, improved yields, reduced scrap costs and out-sourcing of non-proprietary fabrication and assembly processes.

     Research and development. Research and development expenses decreased 24% for the period ended December 31, 1995 over the period ended December 31, 1994 to $2,259,000 from $2,960,000. As a percentage of sales, research and development expenses decreased to 20% in the period ending December 31, 1995 from 33% in the period ended December 31, 1994. The decrease was primarily due to a temporary reduction in spending on clinical studies, which Cardiometrics includes in research and development expenses, as a result of the completion of patient recruitment for major studies started in 1993 and 1994.

     Selling, general and administrative. Selling, general and administrative expenses increased 22% in the period ended December 31, 1995 over the period ended December 31, 1994 to $6,549,000 from $5,375,000. As a percentage of sales, selling, general and administrative expenses increased 1%. The increase in selling and marketing expenses relates primarily to increased sales volume and additional sales and marketing programs commenced in late 1994 and early 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, Cardiometrics has financed its operations primarily through the private sales of equity securities, raising approximately $38.5 million, and through an initial public offering in November 1995 with net proceeds of approximately $17.6 million. In addition, Cardiometrics has financed a substantial portion of its capital equipment requirements to date through notes payable issued under a $1.5 million equipment loan and security agreement.

     In 1996, 1995 and 1994, Cardiometrics' cash used in operations was $2,761,000, $2,717,000 and $3,134,000, respectively. The decrease in cash used in operations from 1994 to 1996 was primarily due to increases in product sales and gross margin improvements which were partially offset by increases in net inventory and accounts receivable.

     At December 31, 1996, Cardiometrics' principal sources of liquidity included an aggregate of $17,439,000 in cash, cash equivalents and short term investments. Cardiometrics expects to incur substantial additional costs, including costs related to sales and marketing and research and development, including additional clinical outcome studies and the purchase of capital equipment. Cardiometrics believes that the remaining net proceeds of the November 1995 initial public offering will provide sufficient funds for Cardiometrics' anticipated funding requirements through at least 1997 and for the foreseeable future. However, there can be no assurance that Cardiometrics will not require additional financing, or that if required, such financing will be available on terms acceptable to Cardiometrics.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Cardiometrics, Inc.

     We have audited the accompanying balance sheets of Cardiometrics, Inc., as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on theses financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardiometrics, Inc. at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP
Palo Alto, California
February 17, 1997

                              CARDIOMETRICS, INC.

                                 BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                            DECEMBER 31,
                                                                        ---------------------
                                                                          1996         1995
                                                                        --------     --------
ASSETS
Current assets:
  Cash, cash equivalents and short term investments..................   $ 17,439     $ 20,725
  Accounts receivable, net...........................................      2,462        1,771
  Accounts receivable, related party.................................      1,331        1,342
  Inventories........................................................      2,542        1,758
  Other current assets...............................................        329          225
                                                                         -------      -------
Total current assets.................................................     24,103       25,821

Property and equipment, net..........................................        935          878
Other assets.........................................................          1           31
                                                                         -------      -------
Total assets.........................................................   $ 25,039     $ 26,730
                                                                         =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................   $    712     $    746
  Accrued employee compensation......................................        569          470
  Accrued clinical trial expenses....................................        518          282
  Current portion of note payable....................................        176          175
  Deferred revenue and other current liabilities.....................        174          140
                                                                         -------      -------
Total current liabilities............................................      2,149        1,813

Note payable, less current portion...................................         47          223

Commitments
Stockholder's equity:
  Preferred stock $0.01 par value; 5,000 shares authorized, none
     issued and outstanding..........................................         --           --
  Common stock, $0.01 par value; 15,000 shares authorized, 6,926 and
     6,689 shares issued and outstanding as of December 31, 1996 and
     1995 respectively...............................................         69           67
  Additional paid-in capital.........................................     57,354       57,241
  Deferred compensation..............................................       (549)        (761)
  Accumulated deficit................................................    (34,031)     (31,853)
                                                                         -------      -------
Total stockholders' equity...........................................     22,843       24,694
                                                                         -------      -------
Total liabilities and stockholders' equity...........................   $ 25,039     $ 26,730
                                                                         =======      =======

                            See accompanying notes.

                              CARDIOMETRICS, INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                1996        1995        1994
                                                               -------     -------     -------
Sales (including related party sales)........................  $14,003     $11,112     $ 9,006
Cost and expenses:
  Cost of sales..............................................    5,214       4,730       4,213
  Research and development...................................    3,279       2,259       2,960
  Selling, general and administration........................    8,682       6,549       5,375
                                                               -------     -------     -------
Total costs and expenses.....................................   17,175      13,538      12,548
                                                               -------     -------     -------
Loss from operations.........................................   (3,172)     (2,426)     (3,542)
Interest and other income....................................    1,045         328         137
Interest expense.............................................      (51)       (108)       (164)
                                                               -------     -------     -------
Net loss.....................................................  $(2,178)    $(2,206)    $(3,569)
                                                               =======     =======     =======
Net loss per share...........................................  $ (0.32)         --          --
                                                               =======     =======     =======
Pro forma net loss per share.................................       --     $ (0.45)    $ (0.83)
                                                               =======     =======     =======
Shares used in computing per share amounts (see Note 1)......    6,834       4,850       4,295
                                                               =======     =======     =======

                            See accompanying notes.

                              CARDIOMETRICS, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)

                       CONVERTIBLE PREFERRED
                               STOCK               COMMON STOCK        ADDITIONAL                                       TOTAL
                       ---------------------    -------------------     PAID-IN        DEFERRED      ACCUMULATED    STOCKHOLDERS'
                          SHARES      AMOUNT      SHARES     AMOUNT     CAPITAL      COMPENSATION      DEFICIT         EQUITY
                       ------------   ------    ----------   ------    ----------    ------------    -----------    -------------
Balances at December
  31, 1993..........     10,566,392   $ 105         94,570    $  1      $ 32,880        $   --        $ (26,078)       $ 6,908
  Issuance of common
    stock, net of
    repurchases.....             --      --         17,596      --            16            --               --             16
  Issuance of Series
    D preferred
    stock, net of
    issuance costs
    of $15..........        620,000       6             --      --         3,079            --               --          3,085
  Net loss..........             --      --             --      --            --            --           (3,569)        (3,569)
                        -----------   -----      ---------     ---       -------         -----         --------        -------
Balances at December
  31, 1994..........     11,186,392     111        112,166       1        35,975            --          (29,647)         6,440
  Issuance of common
    stock...........             --                 75,248       1            42            --               --             43
  Issuance of Series
    D preferred
    stock, net of
    issuance costs
    of $4...........        500,000       5             --      --         2,491            --               --          2,496
  Exercise of
    warrants for
    Series A
    preferred
    stock...........         75,156       1             --      --            65            --               --             66
  Conversion of
    preferred stock
    to common
    stock...........   (11,761,548)    (117)     4,301,932      43            74            --               --             --
  Issuance of
    2,200,000 shares
    of common stock
    in connection
    with initial
    public offering,
    net of issuance
    costs of
    $2,034..........             --      --      2,200,000      22        17,744            --               --         17,766
  Deferred
    compensation
    related to the
    grant of certain
    stock options...             --      --             --      --           850          (850)              --             --
  Amortization of
    deferred
    compensation....             --      --             --      --            --            89               --             89
  Net loss..........             --      --             --      --            --            --           (2,206)        (2,206)
                        -----------   -----      ---------     ---       -------         -----         --------        -------
Balances at December
  31, 1995..........             --      --      6,689,346      67        57,241          (761)         (31,853)        24,694
  Issuance of common
    stock...........             --      --        236,596       2           276            --               --            278
  Additional initial
    public offering
    issuance
    costs...........             --      --             --      --          (163)           --               --           (163)
  Amortization of
    deferred
    compensation....             --      --             --      --            --           212               --            212
  Net loss..........             --      --             --      --            --            --           (2,178)        (2,178)
                        -----------   -----      ---------     ---       -------         -----         --------        -------
Balances at December
  31, 1996..........             --   $  --      6,925,942    $ 69      $ 57,354        $ (549)       $ (34,031)       $22,843
                        ===========   =====      =========     ===       =======         =====         ========        =======

                            See accompanying notes.

                              CARDIOMETRICS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                    YEAR ENDED DECEMBER 31,
                                                                  ----------------------------
                                                                    1996      1995      1994
                                                                  --------   -------   -------
Cash flows from operating activities:
Net loss........................................................  $ (2,178)  $(2,206)  $(3,569)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization.................................       413       431       448
  Amortization of deferred compensation.........................       212        89        --
  Gain on disposal of fixed assets..............................        (5)       --        (6)
  Changes in operating assets and liabilities:
     Accounts receivable........................................      (691)     (440)     (656)
     Accounts receivable, related parties.......................        11      (401)     (322)
     Inventories................................................      (784)      (70)      232
     Other assets...............................................       (74)     (164)       60
     Accounts payable...........................................       (34)      367       127
     Accrued employee compensation..............................        99        59       160
     Accrued clinical trial expenses............................       236      (340)      482
     Deferred revenue and other current liabilities.............        34       (42)      (90)
                                                                  --------   -------    ------
Net cash used in operating activities...........................    (2,761)   (2,717)   (3,134)
                                                                  --------   -------    ------

Cash flows from investing activities:
Purchases of available-for-sale securities......................   (30,795)  (64,620)  (10,856)
Maturities of available-for-sale securities.....................    22,731    58,244    11,967
Expenditures for property and equipment.........................      (470)     (299)     (134)
Proceeds from sale of equipment.................................         5        --        12
Other assets....................................................        --        --       (31)
                                                                  --------   -------    ------
Net cash (used in) provided by investing activities.............    (8,529)   (6,675)      958
                                                                  --------   -------    ------

Cash flows from financing activities:
Proceeds from sale of common stock, net of stock repurchases....       115    17,809        16
Proceeds from sale of preferred stock...........................        --     2,562     3,085
Proceeds from issuance of note payable..........................        --        --       217
Principal payments on note payable..............................      (175)     (394)     (313)
Principal payments on capital leases............................        --        (9)       (2)
                                                                  --------   -------    ------
Net cash (used in) provided by financing activities.............       (60)   19,968     3,003
                                                                  --------   -------    ------
Net increase in cash and cash equivalents.......................   (11,350)   10,576       827
Cash and cash equivalents at beginning of year..................    11,898     1,322       495
                                                                  --------   -------    ------
Cash and cash equivalents at end of year........................  $    548   $11,898   $ 1,322
                                                                  ========   =======    ======

Supplemental disclosure of cash flow information:
Cash paid for interest..........................................  $     51   $   108   $   164
                                                                  ========   =======    ======

                            See accompanying notes.

                              CARDIOMETRICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business and Basis of Presentation

     Cardiometrics, Inc. (the "Company"), a Delaware corporation, develops, manufactures and markets intravascular medical devices to measure blood flow impairment caused by coronary artery and vascular disease.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period amounts may have been adjusted for consistency and presentation purposes.

  Reincorporation

     In August 1995, the board of directors of the Company authorized the reincorporation of the Company in the State of Delaware and a 1-for-3.2 reverse stock split, in which 3.2 shares of common stock were exchanged for one share of common stock. Following stockholder approval, the reincorporation was completed on October 25, 1995.

     Upon the reincorporation, the Company became authorized to issue 5,000,000 shares of $0.01 par value preferred stock and 15,000,000 shares of $0.01 par value common stock. All par value, share and per share amounts, as well as the dividend and liquidation preferences for preferred stock, included in the accompanying financial statements, have been retroactively adjusted to reflect the reverse stock split and the Company's reincorporation in Delaware.

  Cash, Cash Equivalents and Short Term Investments

     The Company invests its excess cash in investment grade, short term, interest bearing investments. Cash equivalents and short term investments consist of investment grade corporate obligations and money market funds. The Company considers highly liquid investments with original maturities of less than three months to be cash equivalents.

     The Company's marketable securities are sold if cash is needed and, therefore, are considered "available-for-sale." At December 31, 1996 and 1995, the amortized cost of marketable securities approximated market value. Realized gains and losses on marketable securities were insignificant during 1994, 1995 and 1996. The weighted average maturity on the short-term investments held as of December 31, 1996 does not exceed twelve months. The following table details the estimated fair market value of available-for-sale securities (in thousands).

                                                                     DECEMBER 31,
                                                                  -------------------
                                                                   1996        1995
                                                                  -------     -------
        US Government agencies..................................  $ --        $   965
        Corporate commercial paper..............................   11,884       7,825
        US corporate bonds......................................    2,503       1,016
        Money market funds......................................      226       9,511
                                                                  -------     -------
                  Total available-for-sale securities...........  $14,613     $19,317
                                                                  =======     =======

                              CARDIOMETRICS, INC.

     The Company also held $2,504,000 and $1,000,000 in certificates of deposit as of December 31, 1996 and 1995 respectively. The estimated fair market value amounts have been determined by the Company using available market information.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is based on the first-in, first-out method and is determined using standard costs which approximate actual cost.

  Property and Equipment

     Equipment, including leasehold improvements, is recorded at cost. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the related asset or the term of the lease.

  Concentration of Credit Risk

     The Company sells its products primarily to members of the health services industry and distributors and generally requires no collateral. The Company maintains reserves for potential credit losses, and to date such losses have been within management's expectations.

  Revenue Recognition

     The Company recognizes revenue from the sale of its products when the products are shipped to its customers.

  Net Loss Per Share

     Except as noted below, historical net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices substantially below the public offering price during the 12-month period prior to the initial filing of the initial public offering have been included in the calculation as if they were outstanding for all periods through November 3, 1995 (using the treasury stock method). The historical net loss per share information is calculated below:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1995          1994
                                                              ----------     --------
        Net loss per share..................................  $    (1.65)    $ (12.40)
                                                                ========
        Shares used in net loss per share calculation.......   1,334,218      287,806
                                                                ========

     Pro forma net loss per share for 1995 and 1994 has been computed as described above and also gives effect to the conversion of convertible preferred shares not included above that were automatically converted upon the completion of the Company's initial public offering (using the if-converted method from the original date of issuance).

  Stock Based Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, companies to record compensation expense for stock-based employee

                              CARDIOMETRICS, INC.

compensation plans at fair value. The Company has chosen to continue to apply Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock based plans and, accordingly, does not recognize compensation expense related to employees under its stock option plans for options granted to employees with an exercise price equal to the fair value of the underlying stock on the grant date or under its stock purchase plan. Note 5 contains a summary of the pro forma effects to reported net loss and loss per share for 1996 and 1995 if the Company had elected to recognize compensation expense based on the fair value of the options granted as described by SFAS 123.

2.  BALANCE SHEET INFORMATION

                                                                     DECEMBER 31,
                                                                  -------------------
                                                                   1996        1995
                                                                  -------     -------
                                                                    (IN THOUSANDS)
        Cash, cash equivalents and short term investments:
          Cash and cash equivalents.............................  $   548     $11,898
          Short term investments................................   16,891       8,827
                                                                  --------    -------
                                                                  $17,439     $20,725
                                                                  ========    =======
        Accounts receivable:
          Accounts receivable...................................  $ 2,577     $ 1,877
          Allowance for doubtful accounts.......................     (115)       (106)
                                                                  --------    -------
                                                                  $ 2,462     $ 1,771
                                                                  ========    =======
        Inventories:
          Raw materials.........................................  $   784     $   417
          Work-in-process.......................................      428         400
          Finished goods........................................    1,330         941
                                                                  --------    -------
                                                                  $ 2,542     $ 1,758
                                                                  ========    =======
        Property and equipment:
          Equipment.............................................  $ 3,117     $ 2,681
          Furniture and fixtures................................      433         430
          Leasehold improvements................................      153         151
                                                                  --------    -------
                                                                    3,703       3,262
        Accumulated depreciation and amortization...............   (2,768)     (2,384)
                                                                  --------    -------
                                                                  $   935     $   878
                                                                  ========    =======

3.  LEASE COMMITMENTS

     The Company leases its facility under a lease agreement that expires in March 2001 which contains a provision for the Company to cancel the lease effective March 31, 1998. The future noncancelable minimum lease payments for its facilities are $174,000 for 1997 and $43,000 for 1998. Total rental expense amounted to $252,000, $231,000 and $226,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                              CARDIOMETRICS, INC.

4.  NOTE PAYABLE

     At December 31, 1996, the Company had a remaining balance of $223,000 on a loan and security agreement with a financing company, which has been used to finance equipment purchases. The loan is secured by the financed equipment. The interest rate is approximately 10% per annum. Scheduled future payments on the outstanding balance are as follows:

                                                                          NOTE PAYABLE
                                                                         --------------
                                                                         (IN THOUSANDS)
        1997...........................................................      $  199
        1998...........................................................          49
                                                                              -----
        Total payments.................................................         248
        Amount representing interest...................................         (25)
                                                                              -----
        Net present value of note payments.............................         223
        Less current portion...........................................        (176)
                                                                              -----
        Long-term portion..............................................      $   47
                                                                              =====

5.  STOCKHOLDERS' EQUITY

  Common Stock

     In November 1995, the Company completed its initial public offering of 2,200,000 shares of common stock. The net proceeds to the Company were approximately $17.6 million. Upon completion of the offering, all of the preferred stock outstanding automatically converted into 4,301,932 shares of common stock.

  Warrants

     The following warrants to purchase common stock were issued in connection with various lending and equipment lease arrangements.

                             AS OF DECEMBER 31, 1996
----------------------------------------------------------------------------------
NUMBER OF SHARES     RESERVED FOR ISSUANCE     PRICE PER SHARE     EXPIRATION DATE
----------------     ---------------------     ---------------     ---------------
     16,406                  16,406                 $8.54          November 2000
      7,500                   7,500                  8.00          November 2000
     11,250                  11,250                  8.00          November 2000

  1985 and 1995 Employee Stock Option Plans

     In October 1985, the Company adopted an Employee Stock Option and Purchase Plan (the "1985 Plan"). In August 1995, the Company adopted a 1995 Stock Option Plan (the "1995 Plan"). Under the 1985 Plan and 1995 Plan (collectively the "Predecessor Plans"), employees, directors or consultants could be granted, at the discretion of the board of directors, options (incentive stock and/or nonqualified stock options) to purchase common stock at the then current fair market value or discounts to their current fair market value, respectively. All outstanding options and shares available for grant under the Predecessor Plans were transferred to the 1995 Stock Incentive Plan (see below).

  1995 Stock Incentive Plan

     The Company's 1995 Stock Incentive Plan (the "Plan") succeeded the Predecessor Plans. The Plan was adopted by the Board of Directors on September 5, 1995 and approved by the stockholders in October 1995. There are 1,399,914 shares of common stock authorized for issuance under the Plan.

                              CARDIOMETRICS, INC.

This share reserve is comprised of the shares which remained available for issuance under the Predecessor Plans, including the shares subject to outstanding options thereunder. Outstanding options under the Predecessor Plans were incorporated into the Plan and no further option grants will be made under the Predecessor Plans. Options granted before October 15, 1995 were immediately exercisable upon grant, and, options granted after October 15, 1995 were exercisable upon vesting, which is generally ratable over a four year period.

     The Plan is divided into four separate components: (i) the Discretionary Option Grant Program under which employees and consultants are granted options to purchase shares of common stock at an exercise price per share not less than 85% of fair market value on the grant date, (ii) the Stock Issuance Program under which such individuals may be issued shares of common stock directly, through the purchase of such shares at a price per share not less than 85% fair market value per share at the time of issuance or as a fully-paid bonus for services rendered the Company; (iii) the Salary Investment Option Grant Program under which the Company's officers may elect to have a portion of their base salary applied each year to the acquisition of special below-market option grants; and (iv) the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to eligible non-employee board members to purchase shares of Common Stock at an exercise price equal to 100% of the fair market value of the option shares on the grant date.

     A summary of stock option activity for all plans is as follows:

                                                                   OPTIONS OUTSTANDING
                                                     -----------------------------------------------
                                                                               WEIGHTED    WEIGHTED
                                          SHARES                               AVERAGE     AVERAGE
                                         AVAILABLE    NUMBER      PRICE PER    EXERCISE   GRANT DATE
                                         FOR GRANT   OF SHARES      SHARE       PRICE     FAIR VALUE
                                         ---------   ---------   -----------   --------   ----------
Balances at December 31, 1993..........     40,268     757,626   $0.32-$4.80    $ 1.47          --
  Authorized...........................         --          --       --             --          --
  Granted..............................   (324,941)    324,941   $1.60-$1.92    $ 1.62          --
  Exercised............................         --     (17,794)  $0.32-$1.60    $ 0.91          --
  Repurchased..........................        198          --   $  0.32        $ 0.32          --
  Canceled.............................    307,310    (307,310)  $0.32-$4.80    $ 3.15          --
                                          --------    --------
Balances at December 31, 1994..........     22,835     757,463   $0.32-$1.92    $ 0.87          --
  Authorized...........................    343,750          --       --             --          --
  Granted at fair value................   (115,430)    115,430   $1.92-$9.00    $ 5.60      $ 2.58
  Granted below fair value.............   (219,677)    219,677   $  4.00        $ 4.00      $ 5.09
  Exercised............................         --     (75,248)  $0.32-$1.92    $ 0.58          --
  Canceled.............................     26,351     (26,351)  $0.32-$4.00    $ 2.25          --
                                          --------    --------
Balances at December 31, 1995..........     57,829     990,971   $0.32-$9.00    $ 2.10          --
  Authorized...........................    225,000          --       --             --          --
  Granted at fair value................   (225,300)    225,300   $4.38-$7.38    $ 5.60      $ 3.42
  Exercised............................         --    (204,953)  $0.32-$4.00    $ 0.69          --
  Canceled.............................     85,804     (85,804)  $0.64-$8.50    $ 4.27          --
                                          --------    --------
Balances at December 31, 1996..........    143,333     925,514   $0.32-$9.00    $ 3.06          --
                                          ========    ========

                              CARDIOMETRICS, INC.

     The following table summarizes information regarding stock options outstanding at December 31, 1996:

                                                                                   EXERCISABLE OPTIONS
                                                                              ------------------------------
   RANGE OF         SHARES OUTSTANDING AT     WEIGHTED AVERAGE REMAINING       NUMBER       WEIGHTED AVERAGE
EXERCISE PRICES       DECEMBER 31, 1996        CONTRACTUAL LIFE (YEARS)       OF SHARES      EXERCISE PRICE
---------------     ---------------------     ---------------------------     ---------     ----------------
$0.32 - $1.60              443,515                        5.4                   443,515          $ 0.95
$1.92 - $4.88              310,299                        9.0                   195,899          $ 3.63
$5.63 - $9.00              171,700                        9.1                    44,534          $ 7.40
-------------              -------
$0.32 - $9.00              925,514                        7.3                   683,948          $ 2.14
=============              =======

     In January 1994, the Company authorized an exchange of stock options for a like number of stock options at the then-fair value. The exchange was voluntary and open to all employees holding options granted subsequent to certain dates. All stock options received in exchange remain under the same vesting terms as the previous options. In 1994, 235,081 options at an average option price of $3.52 were exchanged for a like number of options at an option price of $1.60 per share.

     The Company recorded deferred compensation for the difference between the grant price and the deemed fair value for financial statement presentation purposes of the Company's common stock for certain options granted in July and August 1995. Amortization of the deferred compensation was $212,000 and $89,000 in the years ended December 31, 1996 and 1995, respectively. The deferred compensation amount is amortized over a four-year period, the vesting period of the related stock options.

  Employee Stock Purchase Plan

     The Company's Employee Stock Purchase Plan (the "Purchase Plan") was approved by the stockholders in October 1995. The Purchase Plan is designed to allow eligible employees of the Company and participating subsidiaries to purchase shares of common stock, at semi-annual intervals, through their periodic payroll deductions under the Purchase Plan, and 100,000 shares of common stock have been reserved for this purpose. The Company has issued 31,643 shares under this plan through December 31, 1996.

  Pro Forma Information -- Stock Based Compensation

     As of December 31, 1996, the Company has two stock based compensation plans, which are described above. The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options and employee stock purchase plans. Under APB 25, when the exercise price of the Company's employee stock option equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

     Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock purchase plan and employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the minimum value method for the options granted from January 1, 1995 through November 2, 1995 and the Black-Scholes option pricing model for the options granted from November 3, 1995 to December 31, 1996. The following are the weighted-average assumptions for 1995 and 1996, respectively: risk free interest rate of 6.22% and 6.16%; volatility factor of the expected market price of the Company's common stock of
 .70 for the

                              CARDIOMETRICS, INC.

period from November 3, 1995 to December 31, 1996 and a weighted-average expected life of the options of 5.74 and 4.87 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock option and stock purchase plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options and the employee stock purchase plan.

     For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net loss over the options' vesting period. The Company's historical and pro forma information follows (in thousands, except for net loss per share information):

                                                                       1995     1996
                                                                      ------   ------
        Net loss
          Historical................................................  $2,206   $2,178
          Pro forma.................................................  $2,335   $2,748
        Net loss per share
          Historical (See Note 1)...................................  $ 0.45   $ 0.32
          Pro forma.................................................  $ 0.48   $ 0.40

     Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully realized until 1997.

  Shareholder Rights Plan

     On December 3, 1996, the Board of Directors adopted a Shareholder Rights Plan (the Rights Plan). Under the Rights Plan one preferred share purchase right (a "Right") is attached to each share of common stock of the Company. The Rights Plan is designed to assist the Company's stockholders in realizing fair value and equal treatment in the event of any attempted takeover of the Company and to protect the Company and its stockholders against coercive takeover tactics. In the event of certain changes in the Company's ownership, the Rights Plan allows stockholders to purchase the Company's or the potential acquiror's common stock with a market value of twice the Rights' then-current exercise price.

6.  401(K) SAVINGS AND RETIREMENT PLAN

     The Company has adopted a 401(k) Savings and Retirement Plan (the "Savings Plan") to provide for voluntary salary deferral contributions on a pretax basis in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company has the option of matching a certain percentage of each participant's contribution to the Savings Plan. As of December 31, 1996, the Company has not made any matching contributions.

7.  INCOME TAXES

     Due to the Company's loss position, there was no provision or benefit for income taxes for the years ended December 31, 1996, 1995 and 1994.

                              CARDIOMETRICS, INC.

     A reconciliation of the income tax provision at the U.S. federal statutory rate (34%) to the income tax provision at the effective tax rate is as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                          1996      1995       1994
                                                          -----     -----     -------
        Income tax benefit computed at the federal
          statutory rate................................  $(741)    $(750)    $(1,213)
        Operating losses not utilized...................    741       750       1,213
                                                          -----     -----     -------
                                                             --        --          --
                                                          =====     =====     =======

     As of December 31, 1996, the Company has federal and state net operating loss carryforwards of $17,000,000 and $5,000,000, respectively, that will expire in the years 1997 through 2011, if not utilized. The Company also has federal and state research and experimentation credits of approximately $619,000 and $335,000, respectively, that will expire in the years 2001 through 2011, if not utilized.

     The utilization of the federal net operating loss and the deduction equivalent of federal tax credit carryforwards of approximately $3,900,000 included in the above amounts will be subject to a cumulative annual limitation of approximately $1,375,000 per year pursuant to the stock ownership change provision of the Tax Reform Act of 1986. Future changes in ownership may result in additional limitations.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                  YEAR ENDED DECEMBER
                                                                          31,
                                                                  -------------------
                                                                   1996        1995
                                                                  -------     -------
        Deferred tax assets:
          Net operating loss carryforwards......................  $ 6,000     $ 5,000
          Research credits......................................      841         740
          Capitalized research costs............................      552         520
          Other individually immaterial items...................      621         640
                                                                  -------     -------
        Total deferred tax assets...............................    8,014       6,900
        Valuation allowance for deferred tax assets.............   (8,014)     (6,900)
                                                                  -------     -------
        Net deferred tax assets.................................  $ --        $ --
                                                                  =======     =======

     The valuation allowance increased by $638,000 during 1995.

8.  RELATED PARTY

     In November 1994 and June 1995, the Company issued a total of 1,100,000 shares of Series D preferred stock and granted certain distribution rights to its distributor in Japan, Goodman Company, Ltd. The shares were converted into 350,000 shares of common stock upon completion of the initial public offering. Sales to Goodman Co. Ltd. totaled $5,800,000, $4,061,000 and $3,022,000 or 41%,
37% and 34% of sales for the years ended December 31, 1996, 1995 and 1994, respectively. The costs of sales to this distributor amounted to $1,750,000, $1,381,000 and $1,346,000 for 1996, 1995 and 1994, respectively. Accounts receivable related to these transactions were $1,331,000 and $1,342,000 at December 31, 1996 and 1995, respectively.

                              CARDIOMETRICS, INC.

9.  SEGMENT INFORMATION

     The Company conducts its business within one industry segment. One customer comprised 41%, 37% and 34% of the Company's sales for the years ended December 31, 1996, 1995 and 1994, respectively. A separate customer comprised 18%, 19%, less than 10% of the Company's sales for the years ended December 31, 1996, 1995 and 1994, respectively. International sales, primarily export sales to distributors, outside the United States, are as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                         -----------------------------
                                                          1996        1995       1994
                                                         -------     ------     ------
        Japan..........................................  $ 5,800     $4,061     $3,022
        Europe.........................................    4,073      3,780      2,542
        Rest of world..................................      684        570        893
                                                         -------     ------     ------
        Total non-U.S. sales...........................  $10,557     $8,411     $6,457
                                                         =======     ======     ======

10.  SUBSEQUENT EVENTS

  Reorganization Agreement

     On January 26, 1997, Cardiometrics, EndoSonics Corporation, a Delaware Corporation ("EndoSonics"), and River Acquisition Corporation, a Delaware Corporation and a wholly owned subsidiary of EndoSonics ("Merger Sub"), entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"), pursuant to which Merger Sub will be merged with and into Cardiometrics (the "Merger"), with Cardiometrics surviving the Merger and becoming a wholly owned subsidiary of EndoSonics. The consummation of the Merger is subject, among other things, to the approval of the Merger by the stockholders of Cardiometrics, at a stockholders' meeting currently expected to be held in May 1997 and the satisfaction of certain other closing conditions. Pursuant to the Reorganization Agreement, shareholders of Cardiometrics will receive shares in EndoSonics, shares in CardioVascular Dynamics, Inc. and cash, which, based on closing prices on the last trading day prior to the execution of the Reorganization Agreement (which values are subject to change), approximated $9.00 per share of Cardiometrics common stock held by them. In the event Cardiometrics terminates the Merger, under certain circumstances, Cardiometrics is obligated to pay up to $3,500,000 in cash as a termination fee.

     On January 26, 1997, EndoSonics and Cardiometrics entered into a Stock Option Agreement, pursuant to which, under limited circumstances, EndoSonics has the right to acquire up to 1,379,717 shares of authorized, unissued shares of Cardiometrics common stock at $9.00 per share. Under the terms of the Stock Option Agreement, EndoSonics will remit to Cardiometrics any proceeds otherwise payable to EndoSonics from any disposition of the Stock Option or the shares of Cardiometrics Common Stock issued upon exercise of the Stock Option which are in excess of the exercise price paid by EndoSonics to exercise the Stock Option.

  Litigation

     On January 28, 1997, an alleged class action complaint was filed in the New Castle County Delaware Court of Chancery against the Company and other parties seeking injunctive relief to prevent the consummation of the acquisition of the Company by EndoSonics, or if the Merger is consummated, seeking rescission of the Merger and payment of damages. The complaint, among other allegations, alleges that the directors of the Company, two officers of the Company (one of whom is a director), and a former director of the Company breached their fiduciary and other duties to the Company's stockholders and that EndoSonics knowingly aided and abetted such breaches. Cardiometrics believes the complaint is without merit and intends to vigorously defend itself and the named individual defendants against the allegations in the complaint.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Set forth below, as of March 1, 1997, is information regarding Registrant's directors, including their ages, the periods during which they have served as directors, and information furnished by them as to principal occupations and directorships held by them in corporations whose shares are publicly registered.

  Board Members Whose Terms End in 1998

     Menahem Nassi, Ph.D., 48, has served as the Company's President and Chief Executive Officer since 1991 and as a Director since 1990. In 1990, Dr. Nassi was named General Manager and became responsible for building the Company under its new FloWire product focus. Prior to that, he was the Company's Vice President, Research and Development from 1988 to 1990. From 1981 to 1988, Dr. Nassi worked at Diasonics, Inc., a medical imaging company, most recently as Director of Engineering and Research and Development. Prior to Diasonics, Dr. Nassi worked in both the x-ray imaging and ultrasound divisions of Varian Associates and Elscint, Inc. Dr. Nassi received B.S. and M.S. degrees in mechanical engineering from the Israel Institute of Technology and a M.S. degree in electrical engineering and a Ph.D. degree in bioengineering from Stanford University.

     Neal Dempsey, 55, has served as a Director of the Company since 1992. Mr. Dempsey has been a Partner of Bay Partners, a venture capital firm that owns approximately five percent of the Company's Common Stock, since 1989. Mr. Dempsey is also a director of GeoWorks, the developer of the GEOS operating system and application software utilized by consumer computing products such as digital cellular phones and Internet access devices. Mr. Dempsey earned a B.A. degree in economics from the University of Washington.

     Jeffrey M. Folick, 49, has served as a director of the Company since November 1995 and has been a consultant to the Company since September 1995. Mr. Folick has served as Executive Vice President and Chief Operating Officer of PacifiCare Health Systems, a managed health care division of PacifiCare Health Systems, Inc. ("PacifiCare"), since 1994. Mr. Folick served as the President of PacifiCare of California from 1993 to 1994. Mr. Folick joined PacifiCare in December 1989 as Vice President of Secure Horizons, a Medicare health plan provider, and served as President of Secure Horizons of California from 1991 to 1993. Mr. Folick received a B.S. degree in business from California State University, Los Angeles.

  Board Members Whose Terms End in 1997

     H. Raymond Wallace, 61, has served as Chairman of the Board since 1994 and served as a Director of the Company from 1993 to 1994. Mr. Wallace's experience in the healthcare industry includes more than 20 years in various divisions of Abbott Laboratories, most recently as Vice President and General Manager of Abbott Critical Care Systems, a position he held until his retirement in 1993. Mr. Wallace is also Chairman of the Board of Directors of Somanetics Corp., a manufacturer of non-invasive cerebral oxygen saturation monitors. Mr. Wallace earned a B.S. degree in business administration from Ohio State University and an M.B.A. degree from the University of California, Berkeley.

     Robert J. Erra, 54, has served as a Director of the Company since 1993. Mr. Erra has been a Partner at MCG/HealthCare, a health care compensation consulting firm since 1993. Before joining MCG, Mr. Erra served as Senior Vice President and Chief Operating Officer of clinic operations at Scripps Clinic and Research Foundation from 1987 to 1993. Mr. Erra is also a director of TheraTx, Incorporated, an acute rehabilitation services company, and Quantum Health Resources, Inc., a chronic disease management company. Mr. Erra received a B.B.A. degree in business administration from Pace University.

     David M. Musket, 38, has served as a Director of the Company since 1994. Mr. Musket has been President of Musket Research Associates, Inc., an investment banking firm that specializes in financing smaller capitalization health care companies since 1991. From 1989 to 1991, Mr. Musket was employed by EGS Partners, a money management firm. During the prior five years, Mr. Musket served as a drug analyst in the Equity Research department of Goldman Sachs & Co. Mr. Musket received a B.A. degree in psychology and biology from Boston College and completed four years in a doctoral program in pharmacology and neurobiology at Cornell University Medical College.

     Gary S. Petersmeyer, 50, has served as a director of the Company since November 1995 and has been a consultant to the Company since September 1995. Mr. Petersmeyer has been President and Chief Executive Officer of Collagen Corporation, a medical device and biomaterials company, since February 1997. From 1995 to 1997, Mr. Petersmeyer was President and Chief Operating Officer of Collagen Corporation. From 1993 to 1994, Mr. Petersmeyer was Vice President, Managed Health Care of the Syntex Labs, a subsidiary of Syntex Corporation, a pharmaceuticals company. Mr. Petersmeyer was National Sales Director for Syntex Labs between 1992 and 1993 and Director of Corporate Development for Syntex Corporation from 1991 to 1992. From 1986 to 1990, Mr. Petersmeyer was President and Chief Executive Officer of Beta Phase, Inc., a medical and electronic device company. Mr. Petersmeyer is a director of Collagen Corporation. Mr. Petersmeyer received a B.A. degree in political science from Stanford University and a M.A. degree in teaching and an M.B.A. degree from Harvard University.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The members of the Board of Directors, the executive officers of the Company and persons who hold more than 10% of the Company's outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the Company's Common Stock and their transactions in such Common Stock. Based upon (i) the copies of Section 16(a) reports which the Company received from such persons for their 1996 fiscal year transactions in the Common Stock and their Common Stock holdings and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 1995 fiscal year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its executive officers, Board members and greater than ten-percent stockholders, except that a Form 3 for Mr. Stanley Levy, Jr., an officer of the Company, was not filed in a timely fashion in which nine stock options were reported.

EXECUTIVE OFFICERS

     Information regarding Registrant's executive officers is set forth in this Form 10-K Part I, Item 1.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth the compensation earned by the Company's Chief Executive Officer ("CEO") and the four most highly compensated executive officers in 1996 other than the CEO (collectively, the "Named Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                     LONG-TERM
                                                                    COMPENSATION
                                                                    ------------
                                                                     NUMBER OF
                                           ANNUAL COMPENSATION       SECURITIES
                                          ---------------------      UNDERLYING         ALL OTHER
  NAME AND PRINCIPAL POSITION    YEAR     SALARY(1)      BONUS        OPTIONS        COMPENSATION(2)
-------------------------------  ----     ---------     -------     ------------     ---------------
Menahem Nassi..................  1996     $ 162,578     $20,000             0            $518.82
  President and                  1995       154,453      25,000        34,375             441.00
  Chief Executive Officer        1994       153,268      12,000         7,812             441.00
Michael Sorna..................  1996     $ 195,486(3)  $ 7,500             0            $853.24
  Vice President,                1995       195,778(3)   10,000        29,687             752.00
  International                  1994       192,917(3)   10,000         6,250             752.00
  Sales and Operations
Robert Y. Newell, IV...........  1996     $ 131,296     $15,000             0            $566.40
  Vice President, Finance        1995       115,706      17,500        18,750             439.00
  and Administration,            1994       108,318       7,500         4,687             439.00
  Chief Financial Officer and
     Secretary
Kevin Rhatigan.................  1996     $ 160,315(4)  $ 7,500        25,000            $ 78.00
  Vice President, U.S. Sales     1995            --          --            --                 --
     and Operations              1994            --          --            --                 --
Jeffrey Frisbie................  1996     $ 124,292     $ 3,750             0            $524.84
  Vice President, Research       1995       116,926      10,000        18,750             415.00
  and Development                1994       107,875           0         4,687             415.00

---------------
(1) Salary includes amounts deferred under Cardiometrics' 401(k) Plan.

(2) Represents life insurance premiums paid by Cardiometrics.

(3) Includes $75,000, $75,680 and $72,429 of commissions earned in 1996, 1995 and 1994, respectively.

(4) Includes $53,168 of commissions earned in 1996.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table contains information concerning the stock option grants made to each of the Named Officers for the fiscal year ended December 31, 1996. No stock appreciation rights were granted to these individuals during such year.

                                                                                          POTENTIAL
                                                 INDIVIDUAL GRANTS                        REALIZABLE
                                ---------------------------------------------------    VALUE AT ASSUME
                                NUMBER OF                                              ANNUAL RATES OF
                                SECURITIES    % OF TOTAL                                    STOCK
                                UNDERLYING     OPTIONS       EXERCISE                 PRICE APPRECIATION
                                 OPTIONS      GRANTED TO        OR                    FOR OPTION TERM(3)
                                 GRANTED     EMPLOYEES IN   BASE PRICE   EXPIRATION   ------------------
             NAME                 (#)(1)     FISCAL YEAR    ($/SH)(2)       DATE       5%($)     10%($)
------------------------------  ----------   ------------   ----------   ----------   -------   --------
Menahem Nassi.................         0           --             --             --        --         --
Michael Sorna.................         0           --             --             --        --         --
Robert Y. Newell..............         0           --             --             --        --         --
Kevin Rhatigan................    10,000         4.44%        $5.625        7/17/06   $35,375   $ 89,648
                                  15,000         6.66%         4.875        12/2/06    45,988    116,542
Jeffrey Frisbie...............         0           --             --             --        --         --

---------------
(1) Each of the options listed in the table becomes exercisable as to 25% of the option shares upon completion of one year of service from the vesting date and the balance in a series of equal monthly installments over the next 36 months of service thereafter. The option shares will vest upon an acquisition of Cardiometrics by merger, consolidation or asset sale. Each option has a maximum term of ten (10) years, subject to earlier termination in the event of the optionee's cessation of employment with Cardiometrics.

(2) The exercise price may be paid in cash, in shares of Cardiometrics' Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. Cardiometrics may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares, together with any federal and state income tax liability incurred by the optionee in connection with such exercise.

(3) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of Cardiometrics' securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1996 with respect to each of the Named Officers. No options were exercised by the Named Officers during such year. No stock appreciation rights were exercised during such year or were outstanding at the end of that year.

                                                                    NUMBER OF
                                                                    SECURITIES            VALUE OF
                                                                    UNDERLYING           UNEXERCISED
                                                                   UNEXERCISED          IN-THE-MONEY
                                              VALUE REALIZED         OPTIONS               OPTIONS
                                SHARES       (MARKET PRICE AT     AT FY-END (#)         AT FY-END(1)
                               ACQUIRED       EXERCISE LESS     ------------------   -------------------
           NAME             ON EXERCISE(#)   EXERCISE PRICE)    VESTED    UNVESTED    VESTED    UNVESTED
--------------------------  --------------   ----------------   -------   --------   --------   --------
Menahem Nassi.............      30,000           $211,650       126,607     33,985   $591,037   $ 71,331
Michael Sorna.............           0                 --        57,421     28,516    256,381     51,524
Robert Newell.............           0                 --        35,578     19,108    141,255     34,520
Kevin Rhatigan............           0                 --         8,750     66,250         --      9,375
Jeffrey Frisbie...........      13,000             66,715        29,679     20,444    124,190     38,949

---------------
(1) Based on the fair market value of Cardiometrics' Common Stock at year-end ($5.50 per share, as reported on Nasdaq) less the exercise price payable for such shares.

(2) All of the options, except options held by Mr. Rhatigan for 66,250 shares, are immediately exercisable for all of the option shares, but any shares purchased under those options will be subject to repurchase by Cardiometrics at the original exercise price per share upon the optionee's cessation of service. The table shows the number of shares no longer subject to repurchase (vested) and the number of shares subject to repurchase (unvested).

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

     The Company and Menaham Nassi, the Company's President and Chief Executive Officer, have entered into an Employment Agreement dated December 13, 1990, which was subsequently amended and restated on numerous occasions (the "Nassi Employment Agreement"). Under the Nassi Employment Agreement, certain options granted to Mr. Nassi will vest in full if Mr. Nassi is terminated without cause (as defined in the Nassi Employment Agreement) or if the Company is acquired before such options are fully vested. As of December 31, 1996, Mr. Nassi held unvested options for a total of 33,985 shares, all of which will accelerate if Mr. Nassi is terminated without cause (as defined in the

Nassi Employment Agreement) or if the Company is acquired and, accordingly, will become fully vested upon consummation of the Merger.

     All of the Company's outstanding stock options and shares purchased under options will vest in full upon a Corporate Transaction (as such term is defined in the Company's 1995 Stock Incentive Plan) pursuant to resolutions adopted by the Compensation Committee of the Company's Board of Directors on January 3, 1997. The acquisition of the Company by EndoSonics pursuant to the Reorganization Agreement will constitute a Corporate Transaction and, accordingly, all of the Company's outstanding stock options and shares purchased under options will vest in full upon the closing of the Merger.

     SEVERANCE PLAN. On January 3, 1997, Cardiometrics adopted the Change in Control Severance Plan ("Severance Plan"), which provides certain severance benefits for eligible employees of Cardiometrics, including the Named Officers, upon an Involuntary Termination (as defined in the Severance Plan) from employment without cause within the 12 month period following a Change in Control (as defined in the Severance Plan). The acquisition of the Company by EndoSonics pursuant to the Reorganization Agreement will constitute a Change in Control under the Severance Plan. The Severance Plan provides for the payment of a cash severance benefit as a percentage of the eligible employee's annual base pay at the time of termination and ranges from a low of 16 2/3% of annual base pay to a high of 100% of annual base pay. If the employment of the Named Officers were terminated in the 12-month period following the consummation of the Merger, each would be entitled to a benefit (estimated as follows based on the individual's current annual base pay): Dr. Nassi: $175,000, Mr. Sorna:
$65,000, Mr. Newell: $72,500, Mr. Frisbie: $66,000, and Mr. Rhatigan: $57,500.
The benefit payable under the Severance Plan is subject to reduction to avoid imposition of excise taxes applicable to certain parachute payments under the Federal tax laws.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Cardiometrics common stock as of February 14, 1997 by (i) each person who is known by Cardiometrics to beneficially own more than 5% of the outstanding shares of Cardiometrics Common Stock, (ii) each of the directors of Cardiometrics, (iii) the Named Officers and (iv) all of Cardiometrics' directors and executive officers as a group.

                                                                        NUMBER OF
                                                                          SHARES          PERCENT
                                                                       BENEFICIALLY     BENEFICIALLY
                     NAME OF BENEFICIAL OWNER(1)                         OWNED(2)          OWNED
---------------------------------------------------------------------  ------------     ------------
Lindner Growth Fund(3)...............................................     688,400            9.9%
  7711 Carondelet Avenue,
  Suite 700
  Saint Louis, MO 63105
St. Paul Fire and Marine Insurance Co.(4)............................     597,144            8.6%
  8500 Normandale Lake Blvd.
  Suite 1940
  Bloomington, MN 55437
INVESCO PLC(5).......................................................     567,500            8.2%
  11 Devonshire Square
  London EC2M 4YR
  England
Goodman Co., Ltd.....................................................     468,750            6.8%
  108 Fujigaoka
  Meito-Ku, Nagoya,
  465 Japan
Menahem Nassi(6).....................................................     190,988            2.7%
Jeffrey Frisbie(7)...................................................      66,220            1.0%
Robert Newell(8).....................................................      59,315               *
Kevin Rhatigan(9)....................................................      19,292               *
Michael Sorna(10)....................................................      88,937            1.3%
Neal Dempsey(11).....................................................     338,599            4.9%
Robert Erra(12)......................................................       9,895               *
Jeffrey Folick(13)...................................................      15,625               *
David Musket(14).....................................................      16,145               *
Gary Petersmeyer(15).................................................      15,625               *
H. Raymond Wallace(16)...............................................      11,457               *
All current directors and executive officers as a group (14
  persons)(17).......................................................     908,033           12.2%

---------------
* Less than 1 percent.

 (1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Cardiometrics Common Stock set forth opposite their respective names.

 (2) Number of Cardiometrics Shares Beneficially Owned includes shares of Cardiometrics Common Stock issuable upon exercise of options which are exercisable within 60 days after February 14, 1997.

 (3) Pursuant to a Schedule 13G filed with the Commission on February 1, 1997, Ryback Management Corporation ("Ryback") an Investment Company Advisor registered under Section 203 of the Investment Advisers Act of 1940, has reported that Lindner Growth Fund, a registered investment company, and a separate series of the Lindner Investment Series Trust, an Investment Company registered under Section 8 of the Investment Company Act, had sole power to dispose of and vote 688,400 shares as of December 31, 1996.

 (4) Pursuant to a Schedule 13G filed with the Commission on February 14, 1997, the St. Paul Companies, Inc. has reported that its wholly-owned subsidiary, St. Paul Fire and Marine Insurance Co., beneficially owned 597,144 shares as of December 31, 1996, which includes 7,188 shares issuable upon the exercise of options exercisable within 60 days of December 31, 1996. These options to purchase 7,188 shares are held by Brian D. Jacobs, an employee of St. Paul Fire and Marine Insurance Co. and a former director of Cardiometrics.

 (5) Pursuant to a Schedule 13G filed with the Commission on February 15, 1997, Invesco PLC, a parent holding company in accordance with Section 240.13d-1(b)(ii)(G) of the Employee Retirement Income Security Act of 1974, and its subsidiaries Invesco Funds Group, Inc., an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, Invesco North American Group, Ltd., Invesco, Inc., and Invesco North American Holdings, Inc. reported that they have shared power to dispose of and vote such 567,500 shares as of December 31, 1996.

 (6) Number of Cardiometrics Shares Beneficially Owned includes 160,592 shares issuable upon exercise of options exercisable within 60 days of February 14, 1997.

 (7) Number of Cardiometrics Shares Beneficially Owned includes 50,123 shares issuable upon exercise of options exercisable within 60 days of February 14, 1997.

 (8) Number of Cardiometrics Shares Beneficially Owned includes 1,000 shares held by Mr. Newell's wife; Mr. Newell disclaims beneficial ownership of such shares. Also includes 54,686 shares issuable upon exercise of options exercisable within 60 days of February 14, 1997.

 (9) Number of Cardiometrics Shares Beneficially Owned includes 18,792 shares issuable upon exercise of options exercisable within 60 days of February 14, 1997.

(10) Number of Cardiometrics Shares Beneficially Owned includes 85,937 shares issuable upon exercise of options exercisable within 60 days of February 14, 1997.

(11) Number of Cardiometrics Shares Beneficially Owned includes 304,730 shares owned by Bay Partners IV, L.P. and 26,499 shares owned by California BPIV, L.P. Mr. Dempsey, a Director of Cardiometrics, is a General Partner of Bay Management Company IV, L.P., the General Partner of Bay Partners IV, L.P. and of California BPIV, L.P. Because of such relationships, Mr. Dempsey may be deemed to share voting and investment powers over the shares held by Bay Partners. Mr. Dempsey disclaims beneficial ownership of the shares held by Bay Partners IV, L.P. and California BPIV, L.P., except to the extent of his pecuniary interest therein. Also includes (i) 100 shares held by Mr. Dempsey, (ii) 500 shares held by Mr. Dempsey's children and (iii) 6,770 shares issuable pursuant to stock options held by Mr. Dempsey, exercisable within 60 days of February 14, 1997.

(12) Number of Cardiometrics Shares Beneficially Owned includes 9,895 shares issuable upon exercise of options exercisable within 60 days of February 14, 1997.

(13) Number of Cardiometrics Shares Beneficially Owned includes 15,625 shares issuable upon exercise of options exercisable within 60 days of February 14, 1997.

(14) Number of Cardiometrics Shares Beneficially Owned includes 9,895 shares issuable upon exercise of options exercisable within 60 days of February 14, 1997.

(15) Number of Cardiometrics Shares Beneficially Owned includes 15,625 shares issuable upon exercise of options exercisable within 60 days of February 14, 1997.

(16) Number of Cardiometrics Shares Beneficially Owned includes 7,420 shares issuable upon exercise of options exercisable within 60 days of February 14, 1997.

(17) Number of Cardiometrics Shares Beneficially Owned includes 508,351 shares issuable upon exercise of options exercisable within 60 days of February 14, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In December 1996, the Company received a purchase order for approximately $1 million from Goodman Co. Ltd. ("Goodman") for purchase of the Company's WaveWire/WaveMap intracoronary blood pressure measurement system for delivery in the second half of 1997 (the "Goodman Purchase Order"). Goodman owns more than five percent of the Company's outstanding Common Stock. The Company believes that the Goodman Purchase Order was made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

     In August 1996, the Company entered into an amendment to the employment agreement with its President and Chief Executive Officer, Menahem Nassi ("Nassi Employment Amendment"). The

Nassi Employment Amendment provides that commencing on February 1, 1996, Dr. Nassi's gross salary shall be $13,958.33 per month. In addition, the Nassi Employment Amendment also provides that Dr. Nassi is an at will employee, however in the event that he is terminated without cause (as defined in the Nassi Employment Agreement), Dr. Nassi shall be entitled to receive (i) salary continuation for up to twelve (12) months (subject to discontinuation after six
(6) months should Dr. Nassi find another full-time job) and (ii) benefit continuation for up to twelve (12) months (subject to discontinuation should Dr. Nassi find another full-time job).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) CERTAIN DOCUMENTS FILED AS PART OF THIS FORM 10-K

                                                                                             PAGE
                                                                                             ---
    1.   Financial Statements:
    Report of Ernst & Young LLP, Independent Auditors......................................   32
    Balance Sheets at December 31, 1996 and 1995...........................................   33
    Statements of Operations for the years ended December 31, 1996, 1995 and 1994..........   34
    Statement of Stockholders' Equity for the years ended December 31, 1996, 1995 and
      1994.................................................................................   35
    Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994..........   36
    Notes to Financial Statements..........................................................   37

    2.   Financial Statement Schedules:

     Financial statement schedules have been omitted because the information required to be set forth therein is not applicable.

     (b) REPORTS ON FORM 8-K

     On December 4, 1996, the Company filed a Form 8-K, reporting that on December 3, 1996, (i) the Board of Directors of Cardiometrics adopted and approved Amended and Restated Bylaws of the Company eliminating the right of stockholders to call a special stockholders meeting and deleting a provision purporting to allow the removal of directors without cause and (ii) the Company filed a Restated Certificate of Incorporation with the Secretary of State of the State of Delaware.

     (c) EXHIBITS

 EXHIBIT
 NUMBER                                        DESCRIPTION
---------   ---------------------------------------------------------------------------------
 2.1(1)     Agreement and Plan of Reorganization by and among Registrant, EndoSonics
            Corporation and River Acquisition Corporation dated January 26, 1997, including the form of Certificate of Merger, Voting Agreement, Stock Option Agreement, and
            Non-Competition Agreement attached thereto as Exhibits A, B, C, and D, respectively.
 3.1(2)     Certificate of Incorporation of Registrant.
 3.2(3)     Restated Certificate of Incorporation, filed with the Secretary of State of the
            State of Delaware on December 3, 1996.
 3.3(3)     Amended and Restated Bylaws of Registrant.
 3.4        Certificate of Designation of Series A Junior Participating Preferred Stock (see
            Exhibit A to Exhibit 4.5 below).
 4.1        Reference is made to Exhibits 3.1, 3.2 and 3.3.
 4.3(2)     Second Amended and Restated Investors' Rights Agreement, dated November 4, 1994, as amended, among Registrant and the investors named therein.
 4.4(2)     Agreement and Plan of Merger dated October 25, 1995.

 EXHIBIT
 NUMBER                                        DESCRIPTION
---------   ---------------------------------------------------------------------------------
 4.5(4)     Rights Agreement, dated as of December 3, 1996 between the Company and The First
            National Bank of Boston, including the Certificate of Designation of Series A
            Junior Participating Preferred Stock, Form of Right Certificate and Summary of
            Rights to Purchase Preferred Shares attached thereto as exhibits A, B and C, respectively.
4.6(1)      Amendment to Rights Agreement between Registrant and The First National Bank of
            Boston dated January 26, 1997.
10.1(2)     Registrant's 1985 Stock Option Plan, as amended.
10.2        Registrant's 1995 Stock Incentive Plan, as amended.
10.3(2)     Registrant's 1995 Employee Stock Purchase Plan.
10.4(2)     Business Loan Agreement between Registrant and Silicon Valley Bank, dated
            September 14, 1994, including Promissory Note and commercial Security Agreement.
10.5(2)     Export-Import Bank of the United States Working Capital Guarantee Program
            Borrower Agreement, by and between Registrant and Export-Import Bank of the
            United States and acknowledged by Silicon Valley Bank, dated as of April 25,
            1995.
10.6(2)     Foreign Accounts Receivable Business Loan Agreement between Registrant and
            Silicon Valley Bank, Dated April 25, 1995.
10.7(2)     Foreign Accounts Receivable Commercial Security Agreement between Registrant and
            Silicon Valley Bank, dated April 25, 1995.
10.8(2)     Lease by and between Property Management Systems and Registrant, dated as of
            February 9, 1987, as amended.
10.9(2)     Sublease Agreement by and between Registrant and Acurex Environmental
            Corporation, executed July 2, 1992.
10.10(2)    Loan and Security Agreement by and Registrant and The Northern Leasing Fund,
            dated March 1, 1992, as amended.
10.11(2)    Form of International Distributor Agreement.
10.12**(2)  International Distributor Agreement by and among Registrant and Goodman Co., Ltd.
            and Kaneko Enterprises, Inc., dated September 17, 1994, as amended.
10.13**(2)  Letter of Understanding by and among Goodman Co., Ltd., Kaneko Enterprises, Inc.
            and Registrant, dated November 9, 1994.
10.14**(2)  Exclusive Distributor Agreement by and between Registrant and Cordis Corporation, dated September 1, 1994.
10.15(2)    Form of Indemnification Agreement entered into between Registrant and its directors and officers.
10.16(2)    Employment Agreement between Registrant and Menahem Nassi, Ph.D., dated December
            13, 1990, as amended.
10.18(2)    Employment Agreement between Registrant and Robert C. Colloton, dated January 29,
            1993.
10.19(2)    Employment Agreement between Registrant and Robert Y. Newell, IV, dated July 23,
            1992.
10.20(2)    Employment Agreement between Registrant and Michael J. Sorna, dated June 10,
            1991.
10.21**(2)  Exclusive Distribution Agreement by and between Registrant and Cordis Europa
            N.V., executed September 10, 1995 and effective as of April 1, 1995.
10.22(2)    Registrant's 1995 Stock Option Plan.
10.23(5)    Offer letter between Registrant and Kevin Rhatigan, dated December 12, 1995.
10.24(6)    Fifth Amendment to Lease by and between Prudential Insurance Company and
            Registrant, dated March 29, 1996.
10.25(7)*   Addendum dated April 22, 1996 to the Exclusive Distribution Agreement by and
            between Registrant and Cordis Europa N.V., executed September 10, 1995 and effective as of April 1, 1995.
10.26(8)    Amendment dated August 7, 1996 to the Employment Agreement between Registrant and
            Menahem Nassi, Ph.D., dated December 13, 1990, as amended.

 EXHIBIT
 NUMBER                                        DESCRIPTION
---------   ---------------------------------------------------------------------------------
10.27(8)*   Addendum dated September 26, 1996 to the Exclusive Distribution Agreement by and
            between Registrant and Cordis/Johnson & Johnson Medical NV/SA, formerly Cordis
            Europa N.V., executed September 10, 1995 and effective as of April 1, 1995.
10.28       Change in Control Severance Plan and Summary Plan Description, effective on
            January 3, 1997.
11.1        Statement of Computation of Net Loss Per Share.
23.1        Consent of Ernst & Young LLP, Independent Auditors.
24.1        Power of Attorney (see page 57).
27.1        Financial Data Schedule.

---------------
(1) Incorporated by reference to exhibits filed with the Company's Form 8-K filed on February 10, 1997.

(2) Incorporated by reference to exhibits filed with the Company's Registration Statement (No. 33-96690) filed on September 8, 1995, or with Amendment Nos. 1, 2 or 3 thereto, which registration statement was declared effective on November 1, 1995.

(3) Incorporated by reference to exhibits filed with the Company's Form 8-K filed on December 4, 1996.

(4) Incorporated by reference to exhibits filed with the Company's Form 8-A Registration Statement filed on December 4, 1996.

(5) Incorporated by reference to exhibits filed with the Company's Form 10-K for the period ended December 31, 1995 filed on April 1, 1996.

(6) Incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended March 31, 1996 filed on May 6, 1996.

(7) Incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended June 30, 1996 filed on August 15, 1996.

(8) Incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended September 30, 1996 filed on November 14, 1996.

 *  Confidential treatment requested as to certain portions of this exhibit.

** The Company has received confidential treatment of certain portions of these agreements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CARDIOMETRICS, INC.
                                          (REGISTRANT)

Date: March 27, 1997                      By: /s/ MENAHEM NASSI, PH.D.

                                          --------------------------------------
                                              Menahem Nassi, Ph.D.
                                            President and Chief Executive
                                              Officer

Date: March 27, 1997                      By: /s/ ROBERT Y. NEWELL, IV

                                          --------------------------------------
                                              Robert Y. Newell, IV
                                            Vice President, Finance &
                                              Administration
                                            Chief Financial Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Menahem Nassi and Robert Y. Newell, IV, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

                SIGNATURE                                 TITLE                     DATE
------------------------------------------  ---------------------------------  ---------------

            /s/ MENAHEM NASSI               President, Chief Executive         March 27, 1997
------------------------------------------  Officer and Director
              Menahem Nassi                 (Principal Executive Officer)

         /s/ ROBERT Y. NEWELL, IV           Vice President, Finance and        March 27, 1997
------------------------------------------  Administration, Chief Financial
           Robert Y. Newell, IV             Officer (Principal Financial and
                                            Accounting Officer) and Secretary

          /s/ H. RAYMOND WALLACE            Chairman of the Board, Director    March 27, 1997
------------------------------------------
            H. Raymond Wallace

             /s/ NEAL DEMPSEY               Director                           March 27, 1997
------------------------------------------
               Neal Dempsey

            /s/ ROBERT J. ERRA              Director                           March 27, 1997
------------------------------------------
              Robert J. Erra

          /s/ JEFFREY M. FOLICK             Director                           March 27, 1997
------------------------------------------
            Jeffrey M. Folick

           /s/ DAVID B. MUSKET              Director                           March 27, 1997
------------------------------------------
             David B. Musket

                                            Director                           March   , 1997
------------------------------------------
           Gary S. Petersmeyer

                                EXHIBIT INDEX


Exhibit 10.2    Registrant's 1985 Stock Incentive Plan, as amended.
Exhibit 10.28 Change in Control Severance plan and Summary Plan Description, effective on January 3, 1997.
Exhibit 11.1    Statement of Computation of Net Loss Per Share.
Exhibit 23.1    Consent of Ernst & Young, LLP Independent Auditors.
Exhibit 27.1    Financial Data Schedule.