Form 10-Q
period 1997-03-31
CARDIOMETRICS INC
filed 1997-05-14
CIK 1000369

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1997.

    (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 for the transition period from_______to_______


                         COMMISSION FILE NUMBER: 0-26748


--------------------------------------------------------------------------------
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

--------------------------------------------------------------------------------

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

As of April 15, 1997, there were 6,959,684 shares of the issuer's Common Stock, $0.01 par value, outstanding.

================================================================================

                               CARDIOMETRICS, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

Balance Sheets as of March  31, 1997 and December  31, 1996.............. 3

Statements of Operations for the three months ended
March 31, 1997 and March 31, 1996........................................ 4

Statements of Cash Flows for the three months
ended March 31, 1997 and March 31, 1996.................................. 5

Notes to Financial Statements............................................ 6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations...................................... 8



PART II. OTHER INFORMATION


Item 1. Legal Proceedings...............................................  11


Item 6. Exhibits and Reports on Form 8-K................................  11



SIGNATURE...............................................................  12

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                               CARDIOMETRICS, INC.

                                 BALANCE SHEETS

                                 (In thousands)

                                                               March 31, 1997     December 31, 1996
                                                               --------------     -----------------
                                                                 (Unaudited)           (Note 1)
ASSETS
Current assets:
   Cash and cash equivalents                                       $    746           $    548
   Short-term investments                                            14,850             16,891
   Accounts receivable, net                                           2,292              2,462
   Accounts receivable, related party                                 1,771              1,331
   Inventories                                                        2,578              2,542
   Other current assets                                                 731                329
                                                                   --------           --------
               Total current assets                                  22,968             24,103

Property and equipment, net                                           1,036                935
Other assets                                                              1                  1
                                                                   --------           --------
Total assets                                                       $ 24,005           $ 25,039
                                                                   ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Accounts payable                                                $    968           $    712
   Accrued employee compensation                                        628                569
   Accrued clinical trial expenses                                      556                518
   Current portion of note payable                                      166                176
   Deferred revenue and other current liabilities                       238                174
                                                                   --------           --------
Total current liabilities                                             2,556              2,149

Notes payable, less current portion                                      19                 47

Stockholders' equity:
   Preferred stock $0.01 par value;                                    --                 --
     5,000 shares authorized, none
     issued and  outstanding
   Common stock, $0.01 par value;
     15,000 shares authorized, 6,960 and 6,926 shares
     issued and outstanding as of March 31, 1997 and
     December 31, 1996, respectively                                     70                 69
   Additional paid-in capital                                        57,405             57,354
   Deferred compensation                                               (496)              (549)
   Accumulated deficit                                              (35,549)           (34,031)
                                                                   --------           --------
               Total stockholders' equity                            21,430             22,843
                                                                   --------           --------

Total liabilities and equity                                       $ 24,005           $ 25,039
                                                                   ========           ========

                             See accompanying notes.

                               CARDIOMETRICS, INC.

                            STATEMENTS OF OPERATIONS

               (In thousands, except per share amounts; unaudited)

                                                    Three months
                                                    ended March 31,
                                                 ---------------------
                                                   1997          1996
                                                 -------       -------
Sales                                            $ 1,701       $ 1,888
Sales to related party                             1,766         1,278
                                                 -------       -------
Total sales                                      $ 3,467       $ 3,166

Costs and expenses:
       Cost of sales                               1,391         1,332
       Research and development                      862           709
       Selling, general and administrative         2,189         1,792
       Merger expenses                               761          --
                                                 -------       -------
                 Total costs and expenses          5,203         3,833
                                                 -------       -------
Loss from operations                              (1,736)         (667)

Interest and other income                            226           271
Interest expense                                      (8)          (16)
                                                 -------       -------
Net loss                                         $(1,518)      $  (412)
                                                 =======       =======

Net loss per share                               $ (0.22)      $ (0.06)
                                                 =======       =======


Shares used in computing net loss per share        6,944         6,728
                                                 =======       =======



                             See accompanying notes.

                               CARDIOMETRICS, INC.

                             STATEMENTS OF CASH FLOW

                            (In thousands; unaudited)

                                                                    Three months
                                                                   ended March 31,
                                                              ----------------------
                                                                1997          1996
                                                              -------       --------
Cash flows from operating activities:
Net loss                                                      $(1,518)      $   (412)
Adjustments to reconcile net loss to net cash used in
    operating activities:
   Depreciation and amortization                                  139            107
   Amortization of deferred compensation                           53             53
   Gain or disposal of fixed assets                                (6)          --
   Changes in operating assets and liabilities:
          Accounts receivable                                     170           (551)
          Accounts receivable, related parties                   (440)            64
          Inventories                                             (36)           (78)
          Other assets                                           (402)           (99)
          Accounts payable                                        256            184
          Accrued employee compensation                            59             36
          Accrued clinical trial expenses                          38             80
          Deferred revenue and other current liabilities           64            (67)
                                                              -------       --------
Net cash used in operating activities                          (1,623)          (683)

Cash flows from investing activities:
Purchases of available-for-sale securities                     (7,119)       (10,424)
Maturities of available-for-sale securities                     9,160          2,436
Expenditures for property and equipment                          (240)          (107)
Proceeds from sale of equipment                                     6           --
                                                              -------       --------
Net cash provided by (used in) investing activities             1,807         (8,095)

Cash flows from financing activities:
Proceeds from sale of common stock                                 52           (136)
Principal payments on note payable                                (38)           (46)
                                                              -------       --------
Net cash provided by (used in) financing activities           $    14       $   (182)
                                                              -------       --------

Net increase (decrease) in cash and cash equivalents              198         (8,960)
Cash and cash equivalents at beginning of period                  548         11,898
                                                              -------       --------
Cash and cash equivalents at end of period                    $   746       $  2,938
                                                              =======       ========

Supplemental disclosure of cash flow information
Cash paid for interest                                        $     8       $     16
                                                              =======       ========

                             See accompanying notes.

                               CARDIOMETRICS, INC.
                             ----------------------
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

1.          Basis of Presentation

                  The accompanying unaudited financial statements for the three month periods ended March 31, 1997 and 1996 include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the operating results and cash flows for those periods.

                  Certain information and footnote disclosures required by
            generally accepted accounting principles for complete financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures included are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                  Results for the interim period ended March 31, 1997 are not necessarily indicative of the results for future interim periods or for the entire year ending December 31, 1997.

2.          Reorganization Agreement

                  On January 26, 1997, Cardiometrics, EndoSonics Corporation, a
            Delaware corporation ("EndoSonics") and River Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of EndoSonics ("Merger Sub"), entered into an Agreement and Plan of Reorganization, as subsequently amended (the "Reorganization Agreement"), pursuant to which Merger Sub will be merged with and into Cardiometrics (the "Merger"), with Cardiometrics surviving the Merger and becoming a wholly owned subsidiary of EndoSonics. The consummation of the Merger is subject, among other things, to the approval of the Merger by the stockholders of Cardiometrics at a stockholders' meeting, which is currently expected to be held in June 1997, and the satisfaction of certain other closing conditions. In the event Cardiometrics terminates the Merger, under certain circumstances, Cardiometrics is obligated to pay up to $3,500,000 in cash as a termination fee. Pursuant to the Reorganization Agreement, stockholders of Cardiometrics will receive shares in EndoSonics, shares in CardioVascular Dynamics, Inc. and cash, (the "Merger Consideration") which, based on closing prices on the last trading day prior to the execution of the Reorganization Agreement (which values are subject to change), approximated $9.00 per share of Cardiometrics common stock. Since the date of the execution of the agreement, the value of the Merger Consideration has fluctuated between $6.60 and $9.00 per share and as of May 12, 1997 was approximately $7.57 per share. The Reorganization Agreement gives the Cardiometrics board of directors the right to terminate the Reorganization Agreement if the Merger Consideration is below $8.00 per share after the Merger exchange ratios are fixed three days before the Cardiometrics stockholders meeting to vote on the Reorganization Agreement.

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

3.          Net Loss Per Share

                  Net loss per share is computed using the weighted average
            number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computations for the three months ended March 31, 1997 and March 31, 1996, as their effect is antidilutive.

                  In February 1997, the Financial Accounting Standards Board
            issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute loss per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. As a result of the antidilutive effect of equivalent shares from stock options and warrants stated above, the impact of Statement 128 on the calculation of primary earnings per share for the quarter ended March 31, 1997 and March 31, 1996 is not expected to be material.

4.          Balance Sheet Information


      Certain balance sheet components are as follows:

(In thousands)                          March 31, 1997   December 31, 1996
                                        --------------   -----------------
                                          (unaudited)
Accounts receivable:
   Accounts receivable                      $ 2,411           $ 2,577
   Allowance for doubtful accounts             (119)             (115)
                                            -------           -------
                                            $ 2,292           $ 2,462
                                            =======           =======

Inventories:
   Raw materials                            $   872           $   784
   Work-in-process                              809               428
   Finished goods                               897             1,330
                                            -------           -------
                                            $ 2,578           $ 2,542
                                            =======           =======



5.          Litigation

                  On January 28, 1997, an alleged class action complaint was filed in the New Castle County Delaware Court of Chancery against the Company and other parties seeking injunctive relief to prevent the consummation of the acquisition of the Company by EndoSonics, or if the Merger is consummated, seeking rescission of the Merger and payment of damages. The complaint, among other allegations, alleges that the directors of the Company, two officers of the Company (one of whom is a director), and a former director of the Company breached their fiduciary and other duties to the Company's stockholders and that EndoSonics knowingly aided and abetted such breaches. Cardiometrics and the individual defendants named in the complaint deny the material allegations asserted against them. Cardiometric intends to defend vigorously itself and the named individual defendents against the allegations in the complaint.

                               CARDIOMETRICS, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


            The discussion in this Form 10-Q contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to the effect of the potential merger on the Company's operations, clinical and payor acceptance of the Company's products, the impact of competitive products and other risks detailed from time to time in the Company's SEC reports, including the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the Company's Registration Statement on Form S-1 as declared effective by the SEC on November 1, 1995 (Reg. No. 33-96690).


GENERAL

            Cardiometrics develops, manufactures and markets intravascular medical devices to measure blood flow impairment caused by coronary artery disease. Cardiometrics' principal products, the FloWire(R) Doppler guide wire and FloMap(R) ultrasound instrument, represent an advance in functional testing of blood flow impairment, enabling cardiologists to evaluate the appropriateness of angioplasty interventions and assess post-procedural results directly in the cardiac catheterization laboratory. Clinical experience demonstrates that the measurement of blood flow impairment downstream from (distal to) an obstruction, which Cardiometrics calls functional angiometry, provides information to improve the quality of patient care and procedure outcomes in the diagnosis and treatment of cardiovascular disease. The FloWire/FloMap system has received clearance from the U.S. Food and Drug Administration ("FDA") and many corresponding European and Pacific Rim regulatory agencies. As of March 1997, more than 71,000 FloWire guide wires have been sold and approximately 515 FloMap instruments have been shipped.


            On January 26, 1997, Cardiometrics, EndoSonics Corporation, a Delaware corporation ("EndoSonics"), and River Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of EndoSonics ("Merger Sub"), entered into an Agreement and Plan of Reorganization, as subsequently amended (the "Reorganization Agreement"), pursuant to which Merger Sub will be merged with and into Cardiometrics (the "Merger"), with Cardiometrics surviving the Merger and becoming a wholly owned subsidiary of EndoSonics. The consummation of the Merger is subject, among other things, to the approval of the Merger by the stockholders of Cardiometrics, at a stockholders' meeting currently expected to be held in June 1997 and the satisfaction of certain other closing conditions.

            Cardiometrics has not been profitable since inception and, as of March 31, 1997, had an accumulated deficit of $35.5 million, $25.7 million of which has been incurred since Cardiometrics restructured its operations in 1990. Further growth in the sales volume of Cardiometrics' products and the resulting gross profit will be needed to offset future investments in research and development, including clinical outcome studies, and selling, general and administrative expenses.

RESULTS OF OPERATIONS

            The following table summarizes the results of operations of the Company as a percentage of sales for the periods indicated.

                                                Three months
                                                ended March 31,
                                             --------------------
                                               1997        1996
                                             --------    --------
Percentage of sales:
Sales                                          100 %       100 %
Cost of sales                                   40          42
                                               ---          --
Gross margin                                    60          58
Operating expenses:
  Research and development                      25          22
  Selling, general and administrative           63          57
  Merger expenses                               22           -
                                               ---          --
Total operating expenses                       110          79
Interest and other income, net                   6           8
                                               ---          --

Net loss                                       (44)%       (13)%
                                               ===          ==


            Sales. Sales increased 10% during the three months ended March 31, 1997 compared to the three months ended March 31, 1996 to $3,467,000 from $3,166,000. Sales for the first quarter of 1997 increased over the corresponding period of 1996 primarily as a result of an increase in sales volume of FloWire units. The increase in FloWire unit shipments was due in part to a U.S. co-distribution agreement that the Company entered into in March 1997 with Cordis Corporation, a Johnson & Johnson Company. The increase in FloWire sales was partially offset by no sales of AccuTrac guide wires during the three month period ended March 31, 1997 as compared to $420,000 of sales during the similar period in 1996.


            Cost of sales. Cost of sales increased four percent during the three months ended March 31, 1997 compared to the three months ended March 31, 1996 to $1,391,000 from $1,332,000. As a percentage of sales, cost of sales decreased to 40% for the three months ended March 31, 1997 compared to 42% in the same three month period of 1996. This decrease was primarily the result of a greater proportion of FloWire sales as a percentage of total sales partially offset by a lower gross margin realized on instrument sales.


            Research and development. Research and development expenses increased 22% during the three months ended March 31, 1997 over the three month period ended March 31, 1996 to $862,000 from $709,000. As a percentage of sales, research and development expenses increased to 25% in the first quarter of 1997 from 22% in the same quarter of 1996. This increase was due to increased spending on clinical studies, which the Company includes in research and development expenses. The expenditures on clinical studies included both on-going studies and studies initiated during the first three months of 1997. The Company plans to continue its expenditures in research and development, including additional expenditures on clinical studies.


            Selling, general and administrative. Selling, general and administrative expenses increased 22% during the three months ended March 31, 1997 over the three months ended March 31, 1996 to $2,189,000 from $1,792,000. Selling, general and administrative expenses as a percentage of sales increased during the first quarter of 1997 to 63% as compared to 57% during the first quarter of 1997. The increase in selling, general and administrative expenses was principally the results of increased staffing and associated expenses, additional sales and marketing programs and expenses associated with increased sales volumes.


            Merger expenses. The Company incurred $761,000 of expenses in the first quarter of 1997 related to the proposed merger with EndoSonics. These expenses consisted primarily of expenditures for professional legal services and investment banking fees. The Company expects to incur additional expenses related to the proposed merger with EndoSonics at least through the second quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES


            At March 31, 1997, the Company had working capital of $20,412,000 and its principal sources of liquidity consisted of $15,596,000 in cash, cash equivalents and short term investments.


            For the three months ended March 31, 1997 the Company's cash used in operations was $1,623,000. Accounts receivable, including accounts receivable from related parties, increased to $4,063,000 at March 31, 1997 from $3,793,000 at December 31, 1996. Inventories increased to $2,578,000 at March 31, 1997 compared to $2,542,000 at December 31, 1996 due to increases in work-in-process and raw material inventories that were partially offset by a decrease in finished goods inventories. Other assets increased to $731,000 at March 31, 1997 from $329,000 at December 31, 1996 primarily as the result of pre-payments for current clinical outcome studies. The Company expects to incur substantial additional costs, including costs related to research and development, including additional clinical outcome studies, sales and marketing activities and the purchase of capital equipment. The Company believes it has sufficient funds for the Company's anticipated funding requirements through at least 1997 and for the foreseeable future. However, there can be no assurance that the Company will not require additional financing, or that if required, such financing will be available on terms acceptable to the Company.

                               CARDIOMETRICS, INC.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

            On or about January 28, 1997, an alleged class action complaint was filed by a Cardiometrics stockholder in the New Castle County Delaware Court of Chancery. The complaint names Cardiometrics, EndoSonics, the directors of Cardiometrics, two officers of Cardiometrics (one of whom is a director), and a former director of Cardiometrics as defendants, and alleges, among other things, that the individual defendants breached and are breaching their fiduciary and other duties to plaintiff and other members of the purported class and that EndoSonics knowingly aided and abetted such breaches. Plaintiff seeks (I) injunctive relief to prevent the consummation of the Merger, (ii) if the Merger is consummated, rescission of the Merger or payment of rescissory damages, (iii) an accounting by the defendants, individually and severally, to members of the class for their damages and defendants' profits by reason of the allegations contained in the complaint, (iv) payment to the plaintiff of the costs and expenses of the action, including reasonable counsel and expert fees, and (v) any other and further relief as the Court deems just and proper. Cardiometrics and the individual defendants names in the complaint deny the material allegations asserted against them. Cardiometrics intends to defend vigorously itself and the named individual defendants against the allegations in the complaint.

Item 6.  Exhibits and Reports on Form 8-K


        (a)   Exhibits required by Item 601 and Regulation S-K

              Exhibit              Description
              Number
              -------              -----------

              10.29* Distribution Agreement by and between Registrant, EndoSonics Corporation and Cordis Corporation dated February 19, 1997 as amended by Addendum dated March 27, 1997 and attachment dated March 25, 1997

              27.1          Financial Data Schedule

              * Confidential treatment requested as to certain portions of this exhibit


        (b)   Reports on Form 8-K

              On February 10, 1997, the Company filed a Form 8-K, reporting that on January 26, 1997, Cardiometrics, EndoSonics Corporation, a Delaware corporation ("EndoSonics"), and River Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of EndoSonics ("Merger Sub"), entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"), pursuant to which Merger Sub will be merged with and into Cardiometrics (the "Merger"), with Cardiometrics surviving the Merger and becoming a wholly owned subsidiary of EndoSonics. The consummation of the Merger is subject, among other things, to the approval of the Merger by the stockholders of the Company at a stockholders meeting, which is currently expected to be held in June 1997, and the satisfaction of certain other closing conditions.

                               CARDIOMETRICS, INC.



                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CARDIOMETRICS, INC.


Date:       May 14, 1997

                                       /s/ Robert Y. Newell, IV
                                       ----------------------------------------
                                       Robert Y. Newell, IV
                                       Vice President, Finance & Administration,
                                       Chief Financial Officer and Secretary
                                       (Principal Financial Officer and Duly
                                       Authorized Officer)

                               CARDIOMETRICS, INC.


                                  EXHIBIT INDEX



Exhibit Number
                             Description
----------------------------------------------------------------------------
10.29*        Distribution Agreement by and between Registrant, EndoSonics
              Corporation and Cordis Corporation dated February 19, 1997 as amended by Addendum dated March 27, 1997 and attachment dated
              March 25, 1997

27.1          Financial Data Schedule


*  Confidential treatment requested as to certain portions of this exhibit