Form 10-K/A
period 1996-12-31
CARDIOMETRICS INC
filed 1997-06-13
CIK 1000369

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                            ------------------------

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

POTENTIAL MERGER

     On January 26, 1997, Cardiometrics, EndoSonics Corporation, a Delaware Corporation ("EndoSonics"), and River Acquisition Corporation, a Delaware Corporation and a wholly owned subsidiary of Endosonics ("Merger Sub"), entered into an Agreement and Plan of Reorganization, as subsequently amended (the "Reorganization Agreement"), pursuant to which Merger Sub will be merged with and into Cardiometrics (the "Merger"), with Cardiometrics surviving the Merger and becoming a wholly owned subsidiary of EndoSonics. The consummation of the Merger is subject, among other things, to the approval of the Merger by the stockholders of Cardiometrics, at a stockholders meeting currently expected to be held in July 1997, and the satisfaction of certain other closing conditions.

     Pursuant to the Merger, each outstanding share of the Common Stock of Cardiometrics ("Cardiometrics Common Stock") will be converted, without any action on the part of the holder thereof, into the right to receive the following (the "Merger Consideration"): (i) .35 shares of EndoSonics Common Stock (the "EndoSonics Exchange Ratio"); (ii) $3.00 in cash (the "Cash Consideration"); and (iii) at least .1364 but no more than .19 shares of CardioVascular Dynamics, Inc. ("CVD") Common Stock (adjusted as set forth in the following sentence, the "CVD Exchange Ratio"). If, based on the average closing prices of EndoSonics Common Stock and CVD Common Stock for the ten trading days immediately preceding (and including) the third trading day prior to the Cardiometrics Meeting and using a CVD Exchange Ratio of .1364, the Merger Consideration would be less than $8.00, the CVD Exchange Ratio will be increased from .1364 such that the Merger Consideration shall equal $8.00, but in no event shall the CVD Exchange Ratio exceed .19.

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

BACKGROUND

     Heart disease is the leading cause of death and disability in the United States. Atherosclerosis, a principal form of heart disease, is a progressive and degenerative process in which cholesterol and other fatty materials are deposited on the walls of arteries, forming a build-up of plaque known as a lesion. The accumulation of plaque, in turn, narrows the interior passage, or lumen, of the blood vessels and in many cases impairs blood flow beyond the blockage. Atherosclerosis in the coronary arteries, which carry oxygenated blood to the heart, results in chest pain, known as angina, and can ultimately lead to heart attack and death. In peripheral arteries atherosclerosis can lead to decreased mobility, chronic pain and amputation. In the cerebrovasculature (the vascular system of the brain) atherosclerosis can lead to stroke.

  Treatment

     The primary treatment options for atherosclerosis are drug therapy, Coronary Artery Bypass Grafting ("CABG") and Percutaneous Transluminal Coronary Angioplasty ("PTCA" or "balloon angioplasty"). In addition, a variety of new catheter based treatments have been developed to augment or replace balloon angioplasty, including atherectomy, laser angioplasty and, most predominantly, stent placement. Some drug therapies act directly to reduce the accumulation of plaque or prevent additional plaque from forming, while others merely relieve angina without eradicating the plaque itself. CABG surgery redirects blood flow around one to four arterial blockages. Conduit vessels taken from elsewhere in the body are grafted to the blocked vessels so blood can bypass the occlusion or blockage within the lumen. PTCA is a procedure in which a balloon tipped catheter is guided to the lesion and then inflated and deflated several times to compress the plaque against the vessel wall. The blockage is reduced by rupturing the plaque and stretching it against the vessel wall.

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

  Diagnosis

     Coronary angiography is considered the "gold standard" in the diagnosis of coronary artery disease. Coronary angiography is performed in the cardiac catheterization laboratory to evaluate the location, size and shape of atherosclerotic lesions by injecting a radiopaque dye (an ingestible or injectable viscous liquid that facilitates internal organ imaging via X-ray) via a catheter into the coronary arteries so that the relative degree of narrowing of the vessels causing obstruction of blood flow may be observed on an x-ray monitor. Based on a visual observation of the distribution of the dye throughout the arteries, the cardiologist locates the lesion and estimates the extent to which the obstructed artery is narrowed. The number and distribution of lesions and the degree of narrowing of the affected arteries are used to determine the course of treatment.

     While angiography is a vital tool in the diagnosis of coronary artery disease, it requires subjective analysis and provides only limited information about the affected vessels. Angiography provides no objective functional information about the actual extent to which a lesion, regardless of its size, interrupts blood flow to the myocardium (the muscle portion of the heart). It is the disruption of blood flow -- not the lesion itself -- that causes angina, heart attacks and potentially death. In patients with lesions in more than one vessel, angiography may not indicate which lesion is causing the patient's symptoms (the "culprit" lesion). While some patients with multi-vessel disease need all of their lesions treated, others have only one or more culprit lesions in need of treatment.

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

     The traditional forms of functional testing, stress electrocardiography ("stress ECG"), stress echocardiography and stress perfusion imaging are each performed outside of the cardiac catheterization laboratory. Functional angiometry with the FloWire/FloMap system, however, is performed in the cardiac catheterization laboratory and, unlike the more traditional functional tests, is a vessel specific test and thus can accurately determine which blocked vessel impairs blood flow to the heart. The most common functional test is stress electrocardiography, in which the electrical impulses of the heart are recorded, usually while the patient exercises on a stationary bike or treadmill. The ECG directly identifies the location of any electrical disturbances, which is indirect evidence of impairment of blood flow to the myocardium. Stress ECGs are often unreliable, especially in patients with single vessel disease, among whom a large percentage falsely test negative. Additionally, stress ECG may not identify the culprit lesion in patients with multi-vessel disease. Stress echocardiography uses ultrasound to create a visual representation of the heart. Since muscle motion or contractility are affected by insufficient blood flow, areas with poor motion or contractility provide indirect evidence of blood flow impairment. While the results are more reliable than with stress ECG, stress echocardiography results may vary from one institution to another and are susceptible to false negatives. In addition, stress echocardiography is not appropriate for certain individuals due to their body size or fat content. Stress perfusion imaging is a functional test that measures impairment of blood flow to the myocardium, also known as a perfusion defect. A radioactive substance, usually radionuclide thallium, is injected intravenously. The heart is then scanned radiographically to determine which areas of the myocardium the radionuclide reaches. If a particular region of the myocardium shows little or no uptake of the radionuclide, there is probably a flow limiting lesion in the artery that supplies that region with blood.

     In addition to their individual limitations, each of these three stress tests share a common limitation in that they must be performed outside of the cardiac catheterization laboratory, often by a physician other than the interventional cardiologist. The ability to perform functional testing of blood flow impairment in the cardiac catheterization laboratory is significant because it enables the cardiologist to perform the test during angiography. The blockage (a "lesion") within a diseased vessel can then be appropriately treated without delay based on the results of functional angiometry.

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

                                                                                     DATE OF
                                                                                   COMMERCIAL
   CARDIOVASCULAR PRODUCTS                   PRINCIPAL APPLICATION                AVAILABILITY
-----------------------------  -------------------------------------------------  -------------
FloWire Doppler guide wire     Assessment of coronary blood flow before, during   Second
(0.014" size)                  and immediately after interventions while          quarter 1993
                               replacing conventional angioplasty guide wire;
                               most commonly used size in clinical interventions
FloWire Doppler guide wire     Same functionality as 0.014" FloWire               Third
(0.018" size)                                                                     quarter 1991
FloMap ultrasound instrument   Transmission, analysis and display of Doppler      Third
                               signals; documentation of functional angiometry    quarter 1991
                               with coronary applications software; portable,
                               free-standing unit
FloMap II ultrasound           Same functionality as FloMap; compact unit for     Third
instrument                     installation in cardiac catheterization            quarter 1995
                               laboratory and compatible with existing monitors
                               to display blood flow velocity information
FloWire XT Doppler             Extra support FloWire for stent applications       First
guide wire                                                                        quarter 1996
(0.014" size)

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

     The patented electrical connection on the FloWire is designed to allow complete compatibility with other devices, such as balloon catheters. This design helps make use of the FloWire in the cardiac catheterization laboratory quick, convenient and easy to integrate with other therapeutic devices. Use of the FloWire typically adds no more than 5-10 minutes to the procedure.

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

  Diagnostic Applications in the U.S. Market

     There were approximately 1,570,000 coronary angiographies performed in the U.S. in 1994 according to Medical Data International, a market research and consulting firm ("MDI"). The results of a published study indicate that approximately 53% of all angiography patients have intermediate lesions. Accordingly, Cardiometrics estimates that in 1994 approximately 830,000 angiography patients in the U.S. had intermediate lesions. Cardiometrics further estimates that approximately one-half, or 415,000, of the patients were not functionally tested prior to a treatment decision. Many of these patients who are not functionally tested either receive angioplasty without the justification called for in published professional guidelines or do not receive angioplasty even though a functional test might have demonstrated intervention was clinically appropriate.

  Diagnostic Application in the International Market

     There were approximately 1,300,000 coronary angiographies performed outside the U.S. in 1995 according to estimates of the Japanese market by MDI and estimates of the European market by Biomedical Business International. Of these angiographies, there were approximately 440,000 multi-vessel disease patients with at least one intermediate lesion based on Cardiometrics' analysis of published studies and MDI market data. While these patients typically undergo stress ECG testing prior to angiography, the FloWire/FloMap system enables the cardiologist to determine in the cath lab the functional severity of each individual vessel involved to identify the culprit lesion for intervention.

  Interventional Applications in the Worldwide Market

     There were approximately 947,000 percutaneous (accessing the internal organs of the body via a direct puncture through the skin) coronary interventions worldwide in 1996, with 565,000 in the U.S. and an additional 382,000 such procedures internationally according to Cowen & Company. The FloWire can be integrated into angioplasty procedures by replacing the conventional angioplasty guide wire. Since approximately 50% to 60% of percutaneous coronary interventions involve balloon angioplasty, according to Cowen & Company, there are an estimated 470,000 to 560,000 worldwide balloon angioplasty procedures. In these procedures, FloWire measures of coronary flow reserve (CFR), combined with angiography, can potentially be used to predict the recurrence of coronary artery blockages, called restenosis, requiring a repeat angioplasty and may be used to determine the need for further balloon angioplasty and stent placement to optimize clinical outcomes.

  Applications for Patients with Normal Coronary Angiography

     A potential application of the FloWire is in diagnosing patients with classic symptoms of angina, yet have no angiographic evidence of coronary artery disease. Cardiometrics estimates that approximately 15% to 20%, or approximately 225,000 to 300,000 patients per year in the U.S., who undergo angiography fall into this category. The symptoms in these patients are often caused by atherosclerosis of the microvasculature (the system of tiny vessels primarily responsible for transferring oxygenized blood directly to the myocardium) or spasms of one or more coronary arteries, neither of which can be detected with angiography. Either condition may be detected with the FloWire. This diagnostic procedure has been adopted as a standardized clinical protocol at the Mayo Clinic; however, Cardiometrics believes that future publication of the Mayo Clinic's clinical outcomes and a simpler, faster protocol will need to be developed prior to widespread adoption of the FloWire for this application.

SALES AND MARKETING

     Cardiometrics directs its marketing efforts to interventional cardiologists who diagnose and treat coronary artery disease. Cardiometrics also markets to hospital and cardiac catheterization laboratory administrators in light of their expanding roles in purchase decisions.

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

     Through 1996, domestic sales were handled by a direct sales force headed by management with extensive background and experience in the interventional cardiology market. Cardiometrics currently has six field representatives who have previous experience with interventional cardiology companies. The sales force also includes one national training specialist dedicated to creating and servicing educational sites. During the first quarter of 1997, Cardiometrics entered into a co-distribution arrangement in the U.S. with Cordis Corporation, a subsidiary of Johnson & Johnson ("Cordis/Johnson & Johnson"). Pursuant to this arrangement, Cordis/Johnson & Johnson has committed to certain minimum purchases during 1997 and allows Cardiometrics to continue selling its products on an exclusive basis to 40 key accounts. Cardiometrics and Cordis/Johnson & Johnson have committed to negotiate a transition of these exclusive direct sales accounts to Cordis/Johnson & Johnson as soon as 1998.

     Cardiometrics has training centers at clinical sites with the most experience with the FloWire/FloMap system. National training programs have been held at Allegheny General Hospital and St. Louis University Hospital. Experienced physicians often visit new installation sites to provide educational support. Cardiometrics conducts training courses for cardiac catheterization laboratory personnel at its home offices in California.

  International Sales and Marketing

     More than 300 FloMap instruments have been shipped to sites in more than 20 countries outside the U.S. International sales accounted for 75% of Cardiometrics' 1996 revenues. Japan alone accounted for 41% of 1996 revenues. Europe accounted for 29% and the rest of the world accounted for 5% of revenues in 1996. Cardiometrics' success in Japan is due in part to the official reimbursement status granted to the FloWire/FloMap system by the Ministry of Health in 1992. The FloMap is installed in more than 100 cardiac catheterization laboratory in Japan.

     Cardiometrics' international sales are managed by an international sales and marketing group with extensive background and experience in the interventional cardiology market. Cardiometrics also utilizes a network of 20 international distributors with experience in cardiology products, most of whom represent other cardiology products. Cardiometrics' internal sales and marketing staff manage these distributor relationships to coordinate overall sales efforts and direct end user marketing. Cardiometrics also sponsors international clinical studies and major European and Japanese symposiums to market its products internationally. Three regional clinical managers, one in Paris, one in Amsterdam and one in Seoul, train distributors and key customers overseas in the clinical use of Cardiometrics' products. International clinical training centers are located in and training programs have been held in Paris, France, Essen, Germany and Milan, Italy.

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

     In September 1995, Cardiometrics entered into an exclusive distribution agreement with Cordis Europa, N.V., a subsidiary of Cordis/Johnson & Johnson, to distribute the FloMap and SmartMap instruments and FloWire and SmartWire guide wires in the United Kingdom, France, Spain, Scandinavia, South Africa and certain Middle Eastern countries. Cordis/Johnson & Johnson is required to make certain minimum purchases of these products during the term of the distribution agreement in order to maintain its exclusive distribution rights. In 1996, the Cordis/Johnson & Johnson agreement was extended through 1997 and Beneluex was added to the Cordis/Johnson & Johnson's distribution territory. The distribution agreement also provides that either party may immediately terminate the agreement in the event that one of the parties is acquired by a third party. Cardiometrics has entered into the Reorganization Agreement with EndoSonics and upon the consummation of the Merger there can be no assurance that Cardiometrics' distribution agreement with Cordis/Johnson & Johnson will not be terminated. However, in light of EndoSonics' worldwide distribution relationships with Johnson & Johnson, Cardiometrics believes the risk of termination due to the Merger is very low. Also, Cordis/Johnson & Johnson is Cardiometrics' exclusive distributor of the FloWire/FloMap system in Canada.

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

     Currently Cardiometrics produces transducer sensor fabrications and certain mechanical parts in-house and maintains its in-house capability for all fabrication and assembly processes. Many of the fabrication processes are performed on specialized equipment which was designed and built specifically to manufacture Cardiometrics' products. Guide wire assembly, testing, packaging and final inspection occurs in a 2,300 square foot clean room. Packaged and inspected guide wires are moved into a boxing area outside the clean room where the product is boxed, labeled and prepared for shipment to Cardiometrics' contract sterilizer. The product is sterilized using the gas ethylene oxide.

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

     Based on the same technology as the FloWire and FloMap, Cardiometrics has developed products, the SmartWire Doppler guide wire and SmartMap ultrasound instrument, which assess blood flow abnormalities in the cerebrovasculature for the interventional neuroradiology market. Cardiometrics believes that this information will assist in the diagnosis and treatment of cerebrovascular blockages and the management of strokes, brain aneurysms, arteriovenous malformations and other blood flow abnormalities. To date, only approximately 670 SmartWire guide wires have been sold for clinical research. Cardiometrics expects that substantial clinical outcome studies demonstrating the efficacy of the SmartWire/SmartMap system will likely be required for Cardiometrics to significantly access this market and currently such studies are not planned.

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

COMPETITION

     Competition from products which help to diagnose and treat cardiovascular disease is intense and may increase. In addition to functional stress testing, competition currently comes from three sources: pressure devices, intravascular ultrasound imaging and catheter based Doppler systems. As with stress testing performed outside the cardiac catheterization laboratory, Cardiometrics does not view any of these other three technologies as fulfilling the need for functional testing in the cardiac catheterization laboratory, but they do compete for limited capital budgets and reimbursement funds and for physician endorsement and adoption.

     When balloon angioplasty was first performed, the procedure was often evaluated by the measurement of pressure drops across the lesion. However, the measurements were often inaccurate due to the reduced diameter of the angioplasty catheters. Furthermore, the physical presence of the catheter across the lesion obstructed blood flow, thereby affecting the measurements. Cardiometrics believes that although pressure devices can provide a valid functional assessment of the degree of narrowing of the lumen, when combined with the FloWire derived information it can provide a more clinically useful functional assessment of blood flow impairment.

     Cardiometrics is aware that other companies have developed or may be developing pressure sensor-based guide wire systems, and Cardiometrics itself is researching the possible application of its own technology to create a combination pressure/flow assessment system. Radi Medical Systems, located in

Sweden, has been marketing a fiber optic version of a pressure guide wire outside the U.S., but the product does not have the mechanical properties of a primary guide wire for use in angioplasty and therefore is used mainly as a research rather than clinical guide wire. Cardiometrics believes the capabilities of this particular product are limited and does not consider it a competing factor in the market. Cardiometrics believes that Radi Medical Systems, Scimed/Boston Scientific and Schneider are developing and preparing to market new guide wires with pressure measurement capabilities. To the Company's knowledge, details regarding the performance of these potential new product offerings are not yet publicly available.

     Intravascular ultrasound imaging ("IVUS"), like angiography, is an anatomic tool. Therefore, from a clinical standpoint IVUS is complementary to, rather than competitive with, functional angiometry. However, from a business standpoint, IVUS is competitive with Cardiometrics' products since some cardiologists may perform angioplasty without a functional test based only on anatomical results and since both technologies could be competing for limited hospital budgets, payor reimbursement funds and physician endorsement and adoption. The primary competitors in this market include Cardiovascular Imaging Systems, Inc. ("CVIS"), a subsidiary of Boston Scientific Corporation, EndoSonics Corporation and a joint marketing relationship between Hewlett-Packard Co. and ACS/Guidant.

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

     Intravascular guide wires generally have been regulated as Class II devices eligible for 510(k) clearance. The Company's current FloWire, Accutrac and SmartWire product lines have all been cleared through the 510(k) process. In December 1996, the Company submitted a 510(k) notification for the WaveWire/WaveMap System and Wave Wire XT, which remains pending. The Company plans to submit a 510(k) notification for the 300 cm FloWire once final design and development of the product has been completed. However, there can be no assurance that FDA will not require the Company to conduct a clinical study to support the Wave Wire/Wave Map submission, or submissions regarding future products, which could delay the market introduction of this product or future products, assuming 510(k) clearance can be obtained at all. There also can be no assurance that FDA will not require that this product or future products undergo the more costly, lengthy and uncertain PMA approval process.

     Labeling and promotion activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses. Cardiometrics has recommended the use of its FloWire/FloMap system with drugs that induce maximum vasodilation (the point when the medial (middle) layer of a blood vessel is completely relaxed, allowing a natural expansion of the inner lumen to allow for maximum blood flow), such as adenosine, to measure the functional significance of coronary artery lesions. Cardiometrics believes that its original 510(k) clearance for the FloWire/FloMap system and subsequent clinical studies support the use of the FloWire/FloMap system with these types of drugs in lieu of conducting stress perfusion imaging, which involves the injection of a radioactive substance such as radionuclide thallium, to measure the impairment of blood flow to the myocardium. Adenosine has been approved by the FDA as a coronary vasodilator for use as a pharmacological agent for stress testing but not specifically with the FloWire/FloMap system. There can be no assurance that the FDA will not require Cardiometrics to submit a new 510(k) or PMA application for the FloWire/FloMap system for use with these drugs to measure the functional significance of coronary artery lesions. If the FDA requires such a submission, Cardiometrics could be prohibited from making claims regarding the use of these drugs with the FloWire/FloMap system until such submission were approved by the FDA. Such a prohibition could have a material adverse effect upon Cardiometrics' business, financial condition or results of operations. Cardiometrics has also made other modifications to its cleared devices which Cardiometrics believes do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of Cardiometrics' determinations not to submit a new 510(k) notice for any of these changes or would not require Cardiometrics to submit a new 510(k) notice for any of the changes made to these devices. If the FDA requires Cardiometrics to submit a new 510(k) notice for any device modification, Cardiometrics may be prohibited from marketing the modified device until the 510(k) is cleared by the FDA.

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

THIRD-PARTY REIMBURSEMENT

     Cardiometrics assists physicians and hospitals in seeking to obtain third party reimbursement for professional fees and hospital costs in connection with the use of the FloWire. In addition, Cardi-ometrics is working with managed care organizations and capitated providers to have the FloWire incorporated into practice guidelines. To date, use of the FloWire has received only limited reimbursement from Medicare and other third party payors. In general, when reimbursement has been denied, it has been denied because the payor has considered functional angiometry to still be investigational or has concluded that payment for the service is already bundled into payment that already has been made to the physician for other cardiac procedures.

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

  Single Source Components and Processes

     Cardiometrics purchases certain components and processes from single-source vendors, with whom Cardiometrics does not have long-term supply agreements. Any supply interruption from these vendors would have a material adverse effect on Cardiometrics' ability to manufacture its products until a new qualified source of supply is obtained and, as a result, could have a material adverse effect on Cardiometrics' business, financial condition and results of operations. While Cardiometrics has a long-term contract with a single-source vendor of a critical component of Cardiometrics' WaveWire guide wire; Cardiometrics is not aware of an alternative source for such component. Accordingly, the inability of such vendor to supply such component would have an adverse effect on Cardiometrics' business, financial condition and results of operations.

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

  Dependence on Limited Number of Products; Risk of New Product Development

     Virtually all of Cardiometrics' sales have been derived from sales of the FloWire/FloMap system. Although additional products are being developed, such as the WaveWire/WaveMap system, such development efforts are subject to significant risks, including the risks of obtaining regulatory approvals and manufacturing new products in commercial volumes. There can be no assurance that Cardiometrics' development efforts will be successful or, even if successful, that resulting products would receive market acceptance, generate significant sales or result in gross profits. Accordingly, Cardiometrics believes that the FloWire/FloMap system will continue to account for a significant portion of Cardiometrics' total revenue for at least the foreseeable future. Cardiometrics' future operating results, particularly in the near term, are significantly dependent upon market acceptance of the FloWire/FloMap system and the successful introduction of the WaveWire/WaveMap system. Because virtually all of Cardiometrics' sales are derived from the FloWire/FloMap system, failure to achieve broader market acceptance of the FloWire/FloMap system as a result of competition, technological change or other factors and the failure to market successfully the WaveWire/WaveMap system or other new or enhanced products would have a material adverse effect on the business, operating results and financial condition of Cardiometrics.

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

     Intravascular guide wires generally have been regulated as Class II devices eligible for 510(k) clearance. Cardiometrics' current FloWire, AccuTrac and SmartWire product lines have all been cleared through the 510(k) process. In December 1996, the Cardiometrics submitted a 510(k) notification for the WaveWire/WaveMap System and Wave Wire XT, which remains pending. Cardiometrics plans to submit a 510(k) notification for the 300 cm FloWire once final design and development of the product has been completed. However, there can be no assurance that FDA will not require Cardiometrics to conduct a clinical study to support the WaveWire/WaveMap submission, or submissions regarding future products, which could delay the market introduction of this product or future products, assuming 510(k) clearance can be obtained at all. There also can be no assurance that FDA will not require that this product or future products undergo the more costly, lengthy and uncertain PMA approval process.

     Labeling and promotion activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses. Cardiometrics has recommended the use of its FloWire/FloMap system with drugs that induce maximum vasodilation (the point when the medial (middle) layer of a blood vessel is completely relaxed, allowing a natural expansion of the inner lumen to allow for maximum blood flow), such as adenosine and papaverine, to measure the functional significance of coronary artery lesions. There can be no assurance that the FDA will not require Cardiometrics to submit a new 510(k) or PMA application for the FloWire/FloMap system for use with these drugs to measure the functional significance of coronary artery lesions. If the FDA requires such a submission, Cardiometrics could be prohibited from making claims regarding the use of these drugs with the FloWire/FloMap system until such submission were approved by the FDA. Such a prohibition could have a material adverse effect upon Cardiometrics' business, financial condition and results of operations. Cardiometrics has also made other modifications to its cleared devices which Cardiometrics believes do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of Cardiometrics' determinations and not require Cardiometrics to submit a new 510(k) notice for any of the changes made to these devices. If the FDA requires Cardiometrics to submit a new 510(k) notice for any device modification, Cardiometrics may be prohibited from marketing the modified device until the 510(k) is cleared by the FDA.

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

EXECUTIVE OFFICERS

     The executive officers of Cardiometrics, and their ages as of March 1, 1997, are as follows:

NAME                              AGE                           POSITION
------------------------------    ----    ----------------------------------------------------
Menahem Nassi, Ph.D...........     48     President, Chief Executive Officer, Director
Claire Andrews................     42     Vice President, Regulatory, Quality and Clinical
Robert C. Colloton............     38     Vice President, Marketing
Jeffrey S. Frisbie............     47     Vice President, Research and Development
Stanley Levy, Jr..............     44     Vice President, Manufacturing
Robert Y. Newell, IV..........     48     Vice President, Finance and Administration, Chief
                                            Financial Officer and Secretary
Kevin P. Rhatigan*............     42     Vice President, U.S. Sales
Michael J. Sorna..............     54     Vice President, International Sales and Operations

---------------

* Mr. Rhatigan resigned as an officer and employee of the Company in April 1997.

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

     KEVIN P. RHATIGAN served as Vice President, U.S. Sales from January 1996 to April 1997. Prior to Cardiometrics, Mr. Rhatigan spent ten years with Baxter Healthcare Corporation in various sales, sales training and product and sales management positions, most recently as Director of Sales for the interventional products division. Mr. Rhatigan received a B.A. in economics from the University of South Florida.

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

ITEM 2.  PROPERTIES

     Cardiometrics leases two facilities in Mountain View, California with a combined total of 20,000 square feet. The larger facility, encompassing 16,000 square feet, includes a 2,300 square foot Class 100,000 clean room as well as guide wire manufacturing, inventory storage, laboratory and office space. The smaller 4,000 square foot facility includes space for instrument manufacturing and research and development. Cardiometrics' lease for the smaller facility expired in March 1997, upon which Cardiometrics began occupying such facility pursuant to a month-to-month tenancy. Cardiometrics believes its facilities will be adequate through 1997.

ITEM 3.  LEGAL PROCEEDINGS

     On or about January 28, 1997, an alleged class action complaint was filed by a Cardiometrics stockholder in the New Castle County Delaware Court of Chancery. The complaint names Cardiometrics, EndoSonics, the directors of Cardiometrics, two officers of Cardiometrics (one of whom is a director), and a former director of Cardiometrics as defendants, and alleges, among other things, that the individual defendants breached and are breaching their fiduciary and other duties to plaintiff and other members of the purported class and that EndoSonics knowingly aided and abetted such breaches. Plaintiff seeks (i) injunctive relief to prevent the consummation of the Merger, (ii) if the Merger is consummated, rescission of the Merger or payment of rescissory damages, (iii) an accounting by the defendants, individually and severally, to members of the class for their damages and defendants' profits by reason of the allegations contained in the complaint, (iv) payment to the plaintiff of the costs and expenses of the action, including reasonable counsel and expert fees, and (v) any other and further relief as the Court deems just and proper. Cardiometrics and the individual defendants named in the complaint deny the material allegations asserted against them. Cardiometrics intends to vigorously defend itself and the named individual defendants against the allegations in the complaint.

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

                                                         YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------
                                          1996        1995        1994        1993        1992
                                         -------     -------     -------     -------     -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Sales..................................  $14,003     $11,112     $ 9,006     $ 8,510     $ 5,045
Cost of sales..........................    5,214       4,730       4,213       4,853       2,854
                                         -------     -------     -------     -------     -------
Gross profit...........................    8,789       6,382       4,793       3,657       2,191
Operating expenses:
  Research and development.............    3,279       2,259       2,960       2,296       1,754
  Selling, general and
     administrative....................    8,682       6,549       5,375       5,709       3,449
                                         -------     -------     -------     -------     -------
Total operating expenses...............   11,961       8,808       8,335       8,005       5,203
                                         -------     -------     -------     -------     -------
Loss from operations...................   (3,172)     (2,426)     (3,542)     (4,348)     (3,012)
Other income (expense), net............      994         220         (27)         24          99
                                         -------     -------     -------     -------     -------
Net loss...............................  $(2,178)    $(2,206)    $(3,569)    $(4,324)    $(2,913)
                                         =======     =======     =======     =======     =======
Pro forma net loss per share(1)........  $ (0.32)    $ (0.45)    $ (0.83)
                                         =======     =======     =======
Shares used in computing pro forma net
  loss per share(1)....................    6,834       4,850       4,295
                                         =======     =======     =======
GEOGRAPHIC SALES DATA:
Japan..................................  $ 5,800     $ 4,061     $ 3,022     $ 2,741     $ 1,668
United States..........................    3,446       2,701       2,549       3,486       2,093
Europe and other.......................    4,757       4,350       3,435       2,283       1,284
SUPPLEMENTAL OPERATING DATA:
Cumulative shipments of FloMap
  instruments at end of period.........      491         388         296         201         110
FloWire devices sold in period.........   20,709      14,369      13,208      11,924       4,416

                                                           DECEMBER 31,
                                   ------------------------------------------------------------
                                     1996         1995         1994         1993         1992
                                   --------     --------     --------     --------     --------
                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents........  $ 17,439     $ 20,725     $  3,773     $  4,057     $  3,179
Working capital..................    21,954       24,008        5,806        6,202        4,469
Total assets.....................    25,039       26,730        8,826        8,712        6,433
Total long term obligations......        47          223          398          614          414
Accumulated deficit..............   (34,031)     (31,853)     (29,647)     (26,078)     (21,754)
Stockholders' equity.............    22,843       24,694        6,440        6,908        5,072

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

     In 1994 Cardiometrics continued to invest in clinical outcome studies and to develop its sales and marketing capabilities. In August 1995, Cardiometrics introduced its FloMap II product, a compact version of the FloMap, for installation in each cardiac catheterization laboratory room, at a lower price point than the portable but freestanding FloMap.

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

     On January 26, 1997, Cardiometrics, EndoSonics Corporation, a Delaware Corporation ("EndoSonics"), and River Acquisition Corporation, a Delaware Corporation and a wholly owned subsidiary of EndoSonics ("Merger Sub"), entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"), pursuant to which Merger Sub will be merged with and into Cardiometrics (the "Merger"), with Cardiometrics surviving the Merger and becoming a wholly owned subsidiary of EndoSonics. The consummation of the Merger is subject, among other things, to the approval of the Merger by the stockholders of Cardiometrics, at a stockholders meeting currently expected to be held in July 1997 and the satisfaction of certain other closing conditions.

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

                                          /s/ ERNST & YOUNG LLP
Palo Alto, California
February 17, 1997, except as to
Note 10, as which the
date is May 20, 1997

                              CARDIOMETRICS, INC.

                                 BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                            DECEMBER 31,
                                                                        ---------------------
                                                                          1996         1995
                                                                        --------     --------
ASSETS
Current assets:
  Cash and cash equivalents..........................................   $    548     $ 11,898
  Short term investments.............................................     16,891        8,827
  Accounts receivable, net...........................................      2,462        1,771
  Accounts receivable, related party.................................      1,331        1,342
  Inventories........................................................      2,542        1,758
  Other current assets...............................................        329          225
                                                                         -------      -------
Total current assets.................................................     24,103       25,821

Property and equipment, net..........................................        935          878
Other assets.........................................................          1           31
                                                                         -------      -------
Total assets.........................................................   $ 25,039     $ 26,730
                                                                         =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................   $    712     $    746
  Accrued employee compensation......................................        569          470
  Accrued clinical trial expenses....................................        518          282
  Current portion of note payable....................................        176          175
  Deferred revenue and other current liabilities.....................        174          140
                                                                         -------      -------
Total current liabilities............................................      2,149        1,813

Note payable, less current portion...................................         47          223

Commitments
Stockholder's equity:
  Preferred stock $0.01 par value; 5,000 shares authorized, none
     issued and outstanding..........................................         --           --
  Common stock, $0.01 par value; 15,000 shares authorized, 6,926 and
     6,689 shares issued and outstanding as of December 31, 1996 and
     1995 respectively...............................................         69           67
  Additional paid-in capital.........................................     57,354       57,241
  Deferred compensation..............................................       (549)        (761)
  Accumulated deficit................................................    (34,031)     (31,853)
                                                                         -------      -------
Total stockholders' equity...........................................     22,843       24,694
                                                                         -------      -------
Total liabilities and stockholders' equity...........................   $ 25,039     $ 26,730
                                                                         =======      =======

                            See accompanying notes.

                              CARDIOMETRICS, INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                1996        1995        1994
                                                               -------     -------     -------
Sales........................................................  $ 8,203     $ 7,051     $ 5,984
Sales to a related party.....................................    5,800       4,061       3,022
Cost and expenses:
  Cost of sales..............................................    5,214       4,730       4,213
  Research and development...................................    3,279       2,259       2,960
  Selling, general and administration........................    8,682       6,549       5,375
                                                               -------     -------     -------
Total costs and expenses.....................................   17,175      13,538      12,548
                                                               -------     -------     -------
Loss from operations.........................................   (3,172)     (2,426)     (3,542)
Interest and other income....................................    1,045         328         137
Interest expense.............................................      (51)       (108)       (164)
                                                               -------     -------     -------
Net loss.....................................................  $(2,178)    $(2,206)    $(3,569)
                                                               =======     =======     =======
Net loss per share...........................................  $ (0.32)         --          --
                                                               =======     =======     =======
Pro forma net loss per share.................................       --     $ (0.45)    $ (0.83)
                                                               =======     =======     =======
Shares used in computing per share amounts (see Note 1)......    6,834       4,850       4,295
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

                                                                     DECEMBER 31,
                                                                  -------------------
                                                                   1996        1995
                                                                  -------     -------
        US Government agencies..................................  $ --        $   965
        Corporate commercial paper..............................   11,884       7,825
        US corporate bonds......................................    2,503       1,016
        Money market funds......................................      226       9,511
                                                                  -------     -------
        Total available-for-sale securities.....................  $14,613     $19,317
        Amounts included in cash equivalents....................      226      11,490
                                                                  -------     -------
        Amounts included in short-term investments..............  $14,387     $ 7,827
                                                                  -------     -------
        Certificates of deposit (not "available-for-sale"
          securities)...........................................    2,504       1,000
                                                                  -------     -------
        Total short-term investments............................  $16,891     $ 8,827
                                                                  =======     =======

                              CARDIOMETRICS, INC.

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

  Revenue Recognition

     The Company recognizes revenue from the sale of its products when the products are shipped to its customers. Deferred revenue relates to service maintenance arrangements, whereby customers pay in advance of services being performed. Such amounts are recognized over the contractual period or as services are provided.

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

  Stock Based Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has chosen to continue to apply Accounting Principles

                              CARDIOMETRICS, INC.

Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock based plans and, accordingly, does not recognize compensation expense related to employees under its stock option plans for options granted to employees with an exercise price equal to the fair value of the underlying stock on the grant date or under its stock purchase plan. Note 5 contains a summary of the pro forma effects to reported net loss and loss per share for 1996 and 1995 if the Company had elected to recognize compensation expense based on the fair value of the options granted as described by SFAS 123.

2.  BALANCE SHEET INFORMATION

                                                                     DECEMBER 31,
                                                                  -------------------
                                                                   1996        1995
                                                                  -------     -------
                                                                    (IN THOUSANDS)
        Accounts receivable:
          Accounts receivable...................................  $ 2,577     $ 1,877
          Allowance for doubtful accounts.......................     (115)       (106)
                                                                  --------    -------
                                                                  $ 2,462     $ 1,771
                                                                  ========    =======
        Inventories:
          Raw materials.........................................  $   784     $   417
          Work-in-process.......................................      428         400
          Finished goods........................................    1,330         941
                                                                  --------    -------
                                                                  $ 2,542     $ 1,758
                                                                  ========    =======
        Property and equipment:
          Equipment.............................................  $ 3,117     $ 2,681
          Furniture and fixtures................................      433         430
          Leasehold improvements................................      153         151
                                                                  --------    -------
                                                                    3,703       3,262
        Accumulated depreciation and amortization...............   (2,768)     (2,384)
                                                                  --------    -------
                                                                  $   935     $   878
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

                              CARDIOMETRICS, INC.

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

                              CARDIOMETRICS, INC.

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
                                                         =======     ======     ======

10.  SUBSEQUENT EVENTS

  Reorganization Agreement

     On January 26, 1997, Cardiometrics, EndoSonics Corporation, a Delaware Corporation ("EndoSonics"), and River Acquisition Corporation, a Delaware Corporation and a wholly owned subsidiary of EndoSonics ("Merger Sub"), entered into an Agreement and Plan of Reorganization, as subsequently amended (the "Reorganization Agreement"), pursuant to which Merger Sub will be merged with and into Cardiometrics (the "Merger"), with Cardiometrics surviving the Merger and becoming a wholly owned subsidiary of EndoSonics. The consummation of the Merger is subject, among other things, to the approval of the Merger by the stockholders of Cardiometrics, at a stockholders' meeting currently expected to be held in July 1997 and the satisfaction of certain other closing conditions. Pursuant to the Reorganization Agreement, shareholders of Cardiometrics will receive shares in EndoSonics, shares in CardioVascular Dynamics, Inc. and cash, which, based on closing prices on the last trading day prior to the amendment to the Agreement and Plan of Reorganization (which values are subject to change), approximated $8.00 per share of Cardiometrics common stock held by them. In the event Cardiometrics terminates the Merger, under certain circumstances, Cardiometrics is obligated to pay up to $3,500,000 in cash as a termination fee.

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
 4.5(4)     Rights Agreement, dated as of December 3, 1996 between the Company and The First
            National Bank of Boston, including the Certificate of Designation of Series A
            Junior Participating Preferred Stock, Form of Right Certificate and Summary of
            Rights to Purchase Preferred Shares attached thereto as exhibits A, B and C, respectively.
4.6(1)      Amendment to Rights Agreement between Registrant and The First National Bank of
            Boston dated January 26, 1997.
10.1(2)     Registrant's 1985 Stock Option Plan, as amended.
10.2(9)     Registrant's 1995 Stock Incentive Plan, as amended.
10.3(2)     Registrant's 1995 Employee Stock Purchase Plan.
10.4(2)     Business Loan Agreement between Registrant and Silicon Valley Bank, dated
            September 14, 1994, including Promissory Note and commercial Security Agreement.
10.5(2)     Export-Import Bank of the United States Working Capital Guarantee Program
            Borrower Agreement, by and between Registrant and Export-Import Bank of the
            United States and acknowledged by Silicon Valley Bank, dated as of April 25,
            1995.
10.6(2)     Foreign Accounts Receivable Business Loan Agreement between Registrant and
            Silicon Valley Bank, Dated April 25, 1995.
10.7(2)     Foreign Accounts Receivable Commercial Security Agreement between Registrant and
            Silicon Valley Bank, dated April 25, 1995.
10.8(2)     Lease by and between Property Management Systems and Registrant, dated as of
            February 9, 1987, as amended.
10.9(2)     Sublease Agreement by and between Registrant and Acurex Environmental
            Corporation, executed July 2, 1992.
10.10(2)    Loan and Security Agreement by and Registrant and The Northern Leasing Fund,
            dated March 1, 1992, as amended.
10.11(2)    Form of International Distributor Agreement.
10.12**(2)  International Distributor Agreement by and among Registrant and Goodman Co., Ltd.
            and Kaneko Enterprises, Inc., dated September 17, 1994, as amended.
10.13**(2)  Letter of Understanding by and among Goodman Co., Ltd., Kaneko Enterprises, Inc.
            and Registrant, dated November 9, 1994.
10.14**(2)  Exclusive Distributor Agreement by and between Registrant and Cordis Corporation, dated September 1, 1994.
10.15(2)    Form of Indemnification Agreement entered into between Registrant and its directors and officers.
10.16(2)    Employment Agreement between Registrant and Menahem Nassi, Ph.D., dated December
            13, 1990, as amended.
10.18(2)    Employment Agreement between Registrant and Robert C. Colloton, dated January 29,
            1993.
10.19(2)    Employment Agreement between Registrant and Robert Y. Newell, IV, dated July 23,
            1992.
10.20(2)    Employment Agreement between Registrant and Michael J. Sorna, dated June 10,
            1991.
10.21**(2)  Exclusive Distribution Agreement by and between Registrant and Cordis Europa
            N.V., executed September 10, 1995 and effective as of April 1, 1995.
10.22(2)    Registrant's 1995 Stock Option Plan.
10.23(5)    Offer letter between Registrant and Kevin Rhatigan, dated December 12, 1995.
10.24(6)    Fifth Amendment to Lease by and between Prudential Insurance Company and
            Registrant, dated March 29, 1996.
10.25(7)*   Addendum dated April 22, 1996 to the Exclusive Distribution Agreement by and
            between Registrant and Cordis Europa N.V., executed September 10, 1995 and effective as of April 1, 1995.
10.26(8)    Amendment dated August 7, 1996 to the Employment Agreement between Registrant and
            Menahem Nassi, Ph.D., dated December 13, 1990, as amended.

 EXHIBIT
 NUMBER                                        DESCRIPTION
---------   ---------------------------------------------------------------------------------
10.27(8)*   Addendum dated September 26, 1996 to the Exclusive Distribution Agreement by and
            between Registrant and Cordis/Johnson & Johnson Medical NV/SA, formerly Cordis
            Europa N.V., executed September 10, 1995 and effective as of April 1, 1995.
10.28(9)    Change in Control Severance Plan and Summary Plan Description, effective on
            January 3, 1997.
11.1(9)     Statement of Computation of Net Loss Per Share.
23.1        Consent of Ernst & Young LLP, Independent Auditors.
24.1(9)     Power of Attorney.
27.1(9)     Financial Data Schedule.

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

(9) Incorporated by reference to exhibits filed with the Company's Form 10-K for the period ended December 31, 1996 filed on March 28, 1997.

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

                                          CARDIOMETRICS, INC.
                                          (REGISTRANT)

Date: June 12, 1997                       By: /S/ MENAHEM NASSI, PH.D.

                                          --------------------------------------
                                              Menahem Nassi, Ph.D.
                                            President and Chief Executive
                                              Officer

Date: June 12, 1997                       By: /S/ ROBERT Y. NEWELL, IV

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

                SIGNATURE                                 TITLE                     DATE
------------------------------------------  ---------------------------------  ---------------

            /s/ MENAHEM NASSI               President, Chief Executive         June 12, 1997
------------------------------------------  Officer and Director
              Menahem Nassi                 (Principal Executive Officer)

         /s/ ROBERT Y. NEWELL, IV           Vice President, Finance and        June 12, 1997
------------------------------------------  Administration, Chief Financial
           Robert Y. Newell, IV             Officer (Principal Financial and
                                            Accounting Officer) and Secretary

         /s/ H. RAYMOND WALLACE*            Chairman of the Board, Director    June 12, 1997
------------------------------------------
            H. Raymond Wallace

            /s/ NEAL DEMPSEY*               Director                           June 12, 1997
------------------------------------------
               Neal Dempsey

           /s/ ROBERT J. ERRA*              Director                           June 12, 1997
------------------------------------------
              Robert J. Erra

          /s/ JEFFREY M. FOLICK*            Director                           June 12, 1997
------------------------------------------
            Jeffrey M. Folick

           /s/ DAVID B. MUSKET*             Director                           June 12, 1997
------------------------------------------
             David B. Musket

                                            Director                           June   , 1997
------------------------------------------
           Gary S. Petersmeyer

          *By: /s/ MENAHEM NASSI
------------------------------------------
              Menahem Nassi
             Attorney-in-Fact

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                        DESCRIPTION
---------   ---------------------------------------------------------------------------------
 2.1(1)     Agreement and Plan of Reorganization by and among Registrant, EndoSonics
            Corporation and River Acquisition Corporation dated January 26, 1997, including the form of Certificate of Merger, Voting Agreement, Stock Option Agreement, and
            Non-Competition Agreement attached thereto as Exhibits A, B, C, and D, respectively.
 3.1(2)     Certificate of Incorporation of Registrant.
 3.2(3)     Restated Certificate of Incorporation, filed with the Secretary of State of the
            State of Delaware on December 3, 1996.
 3.3(3)     Amended and Restated Bylaws of Registrant.
 3.4        Certificate of Designation of Series A Junior Participating Preferred Stock (see
            Exhibit A to Exhibit 4.5 below).
 4.1        Reference is made to Exhibits 3.1, 3.2 and 3.3.
 4.3(2)     Second Amended and Restated Investors' Rights Agreement, dated November 4, 1994, as amended, among Registrant and the investors named therein.
 4.4(2)     Agreement and Plan of Merger dated October 25, 1995.
 4.5(4)     Rights Agreement, dated as of December 3, 1996 between the Company and The First
            National Bank of Boston, including the Certificate of Designation of Series A
            Junior Participating Preferred Stock, Form of Right Certificate and Summary of
            Rights to Purchase Preferred Shares attached thereto as exhibits A, B and C, respectively.
4.6(1)      Amendment to Rights Agreement between Registrant and The First National Bank of
            Boston dated January 26, 1997.
10.1(2)     Registrant's 1985 Stock Option Plan, as amended.
10.2(9)     Registrant's 1995 Stock Incentive Plan, as amended.
10.3(2)     Registrant's 1995 Employee Stock Purchase Plan.
10.4(2)     Business Loan Agreement between Registrant and Silicon Valley Bank, dated
            September 14, 1994, including Promissory Note and commercial Security Agreement.
10.5(2)     Export-Import Bank of the United States Working Capital Guarantee Program
            Borrower Agreement, by and between Registrant and Export-Import Bank of the
            United States and acknowledged by Silicon Valley Bank, dated as of April 25,
            1995.
10.6(2)     Foreign Accounts Receivable Business Loan Agreement between Registrant and
            Silicon Valley Bank, Dated April 25, 1995.
10.7(2)     Foreign Accounts Receivable Commercial Security Agreement between Registrant and
            Silicon Valley Bank, dated April 25, 1995.
10.8(2)     Lease by and between Property Management Systems and Registrant, dated as of
            February 9, 1987, as amended.
10.9(2)     Sublease Agreement by and between Registrant and Acurex Environmental
            Corporation, executed July 2, 1992.
10.10(2)    Loan and Security Agreement by and Registrant and The Northern Leasing Fund,
            dated March 1, 1992, as amended.
10.11(2)    Form of International Distributor Agreement.
10.12**(2)  International Distributor Agreement by and among Registrant and Goodman Co., Ltd.
            and Kaneko Enterprises, Inc., dated September 17, 1994, as amended.
10.13**(2)  Letter of Understanding by and among Goodman Co., Ltd., Kaneko Enterprises, Inc.
            and Registrant, dated November 9, 1994.
10.14**(2)  Exclusive Distributor Agreement by and between Registrant and Cordis Corporation, dated September 1, 1994.
10.15(2)    Form of Indemnification Agreement entered into between Registrant and its directors and officers.
10.16(2)    Employment Agreement between Registrant and Menahem Nassi, Ph.D., dated December
            13, 1990, as amended.
10.18(2)    Employment Agreement between Registrant and Robert C. Colloton, dated January 29,
            1993.

 EXHIBIT
 NUMBER                                        DESCRIPTION
---------   ---------------------------------------------------------------------------------
10.19(2)    Employment Agreement between Registrant and Robert Y. Newell, IV, dated July 23,
            1992.
10.20(2)    Employment Agreement between Registrant and Michael J. Sorna, dated June 10,
            1991.
10.21**(2)  Exclusive Distribution Agreement by and between Registrant and Cordis Europa
            N.V., executed September 10, 1995 and effective as of April 1, 1995.
10.22(2)    Registrant's 1995 Stock Option Plan.
10.23(5)    Offer letter between Registrant and Kevin Rhatigan, dated December 12, 1995.
10.24(6)    Fifth Amendment to Lease by and between Prudential Insurance Company and
            Registrant, dated March 29, 1996.
10.25(7)*   Addendum dated April 22, 1996 to the Exclusive Distribution Agreement by and
            between Registrant and Cordis Europa N.V., executed September 10, 1995 and effective as of April 1, 1995.
10.26(8)    Amendment dated August 7, 1996 to the Employment Agreement between Registrant and
            Menahem Nassi, Ph.D., dated December 13, 1990, as amended.
10.27(8)*   Addendum dated September 26, 1996 to the Exclusive Distribution Agreement by and
            between Registrant and Cordis/Johnson & Johnson Medical NV/SA, formerly Cordis
            Europa N.V., executed September 10, 1995 and effective as of April 1, 1995.
10.28(9)    Change in Control Severance Plan and Summary Plan Description, effective on
            January 3, 1997.
11.1(9)     Statement of Computation of Net Loss Per Share.
23.1        Consent of Ernst & Young LLP, Independent Auditors.
24.1(9)     Power of Attorney.
27.1(9)     Financial Data Schedule.

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

(9) Incorporated by reference to exhibits filed with the Company's Form 10-K for the period ended December 31, 1996 filed on March 28, 1997.

 *  Confidential treatment requested as to certain portions of this exhibit.

** The Company has received confidential treatment of certain portions of these agreements.